Form 10KSB40
period 1995-12-31
NATIONAL ENTERPRISES INC
filed 1997-03-20
CIK 70202

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                 FORM 10 - KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission file number 1-4799

                           NATIONAL ENTERPRISES, INC.
                 (Name of small business issuer in its charter)


Indiana                                           35-0540454
(State or other jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

P.O. Box 940846 Plano,  Texas                     75094-0846
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number (972) 960-8844

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                       Name of each exchange on which registered
Common Stock, No Par Value                        None


Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  ___ Yes    __X_ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year.  $135,213.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $ Not quoted

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court [x] yes [ ] no

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date 70,005,997.


Transitional Small Business Disclosure Format  [   ] Yes   [ X ]  No

                           NATIONAL ENTERPRISES, INC.

                        TABLE OF CONTENTS -- FORM 10-KSB



Part     Item Number                                                    Page Number
----     -----------                                                    -----------
Part I   Item 1.  Description of Business                                    4
         Item 2.  Description of Property                                    5
         Item 3.  Legal Proceedings                                          5
         Item 4.  Submission of Matters to a Vote of Security Holders        6

Part II  Item 5.  Market for Common Equity and Related Stockholder Matters.  6
         Item 6.  Management's Discussion and Analysis                       7
         Item 7.  Financial Statements                                       9
         Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       23

Part III Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of the
                  Exchange Act.                                             23
         Item 10. Executive Compensation                                    25
         Item 11. Security Ownership of Certain Beneficial Owners
                  and Management.                                           25
         Item 12. Certain Relationships and Related Transactions.           25

Part IV  Item 13. Exhibits, Lists and Reports on Form 8-K.                  26

                                     PART I

Item 1.  Description of the Business

National Enterprises, Inc. ("National") emerged from Chapter 11 bankruptcy under a plan of reorganization effective April 14, 1992. Matters relating to the bankruptcy are disclosed in Item 3 of this Form 10-KSB Annual Report. Unless the context otherwise requires, references in this Form 10-KSB Annual Report to the "Company" refer to National and its subsidiaries.

In the years immediately prior to entering Chapter 11 bankruptcy in 1990, the Company had been engaged primarily in the manufacture of panelized building systems and was liquidating its surplus land, contracts and resort properties. As a result of the Chapter 11 reorganization, only the resort properties, together with certain assets described in Item 3, were retained by the Company. Since emergence from bankruptcy, the Company has been involved in land development and construction through its wholly owned subsidiaries, NRC Inc. and Arendswood Homes Inc. Most activities have been based on the land owned near Austin, Texas. Land inventory is being liquidated as rapidly as possible and approximately 233 lots were sold in 1995. The Company closed its office in the Austin area in 1994 and sold the building. The Company closed its executive office in Dallas in 1995 and moved its executive offices to Toronto, Ontario. Surplus land is still for sale, but most of the better lots have already been sold. The remaining lots have significant amounts of accrued, but unpaid taxes, and are subject to tax liens. These lots are not expected to be a significant source of revenue in the future.

The Company had one contract to sell panelized housing through its wholly owned subsidiary, National Building Systems, Inc. This contract was not profitable and the Company is not actively seeking new panelized housing contracts.

The Company's only current business activity is the sale of resort homesites. These homesites have been listed for sale with real estate brokers. The Company has no employees. The Company is an inactive public shell corporation.

The Company has not generated sufficient working capital from operations since its emergence from bankruptcy. The Company has borrowed money from its majority shareholder, Arendscor (Canada), Inc. ("Arendscor"), in order to allow it to continue development of the real estate assets in the Austin area. Although this development has produced cash flow, it has not been sufficient to pay the overhead associated with being a publicly held corporation and provide working capital for growth.

In 1994, Arendscor informed the Company that it would no longer advance funds for future development. In 1995, Arendscor exchanged its note for additional shares of the Company's common stock. Matters related to this exchange are described in Item 4. Essentially, the Company has become an inactive corporation available for acquisition by a private company wishing to go public or a public company wishing to have a larger shareholder base. In the event such a transaction is completed, the existing shareholders of National would become minority shareholders in a merged company. As a result of Arendscor's exchange of debt for additional common shares, Arendscor would receive approximately 82% of the value received by the existing shareholders in such a transaction.

The Company has had no paid employees since 1993. Current officers and directors serve without pay.

Item 2.  Description of Property

Under the terms of the bankruptcy plan of reorganization (as reviewed in Item
3), only certain properties were retained by the Company. These properties consist primarily of developed lots and resort type living units owned by the Company and its subsidiaries, in resort developments near Austin, Texas. At December 31, 1995, these properties consisted of approximately 66 resort homesite lots in subdivisions located on Lake Travis in Lago Vista, Texas and approximately 335 resort homesite lots in subdivisions located on Lake LBJ in Horseshoe Bay, Texas. The lots were subject to significant unpaid property taxes. It is the Company's plan to dispose of these lots.


Item 3.  Legal Proceedings

a) On December 10, 1990, National filed a petition in the United States Bankruptcy Court for the Eastern District of Virginia (the "Bankruptcy Court") seeking relief under Chapter 11 of the Bankruptcy Code. On April 2, 1992, an order was entered in the Bankruptcy Court confirming a plan of reorganization (the "Plan") in the Chapter 11 proceeding of National. The Plan became effective on April 14, 1992. Under the terms of the Plan, a liquidating trust (the "Liquidating Trust") was established to which substantially all of the tangible assets and certain intangible assets of National were transferred for the benefit of creditors. National retained ownership of its trademarks, tradenames, licenses, tax attributes, stock exchange listings, building plans, engineering drawings, files of a corporate or security nature, office equipment at its headquarters, an office lease for its headquarters, all files and materials relating to the sale of building systems and equity interests in its subsidiary, NRC Inc., and National's common shareholders retained their equity interest in National. The Plan was filed with Current Report Form 8-K dated April 15, 1992.

Except for certain debt to Arendscor (Canada), Inc., National's majority shareholder, National's debts were discharged under the Plan and National had no debt as of the effective date of the Plan, April 14, 1992.

b) NRC Inc. ("NRC"), a wholly owned subsidiary of National, has been a defendant in a lawsuit filed in the District Court of Travis County related to the sale of real property in 1986. On July 31, 1992, a judgment in the amount of $73,042, plus interest from that date, was awarded against NRC. NRC filed an appeal of that judgment and pledged certain of its Lake Travis properties as security for the judgment during the appeals process. On October 26, 1994, the Texas Court of Appeals affirmed the decision of the trial court and reinstated a portion of the judgment awarded by the trial jury, but set aside by the trial judge. As a result, NRC owed the plaintiff $87,000, plus interest and attorney fees in the total amount of $157,000. NRC did not have the cash to pay this judgment. Management offered the plaintiff resort property in Lago Vista with an appraised value approximately equal to the judgment to satisfy the claim.
In 1995 the plaintiff accepted this offer and the Company transferred approximately 20 lots, some undeveloped acreage, and certain receivables to the plaintiff. The Company had reduced the book value of this property in 1992, and further reduced it to nothing in 1994. Therefore, no further loss was recognized in the settlement of this judgment.

c) Several government taxing authorities have filed lawsuits against the Company to recover delinquent real estate taxes for 1990 through 1992 owed on certain resort homesites located near Lake Travis and Lake LBJ in Central Texas. The lawsuits are styled as follows:

      Lake LBJ Municipal Utility District and Llano County vs. NRC Inc. filed on June 23, 1993, in the 334th District Court, seeking $87,978 plus penalty, interest, and court costs;

      Travis County vs. NRC Inc. filed on August 17,1993, in the 33rd District Court, seeking $14,108 plus penalty, interest, and court costs; and

      Burnet County Appraisal District vs. Kings Land Co. and NRC Inc. filed on August 10, 1993, in the 331st District Court, seeking $78,389 plus penalty, interest, and court costs.

These real estate taxes and an estimate of penalties, interest, and court costs have been accrued and are reflected in the Company's consolidated financial statements. Management has offered to allow these authorities to foreclose on the property because it appears that the taxes may exceed the fair market value of the real estate. The authorities have placed tax liens on the properties for all unpaid property taxes through 1995, but has not proceeded with foreclosure. The lawsuits have been inactive. All taxes have been accrued and the related real estate has been written down to its estimated fair value, so the Company should not incur any further loss upon foreclosure. Due to an improving market for real estate in the area, some lots have been sold by the Company for prices sufficient to pay the tax liens. However, given the severely delinquent payments it is unlikely that the Company will realize any significant profit on future sales.

d) The Company was named as a Third Party Defendant by Navistar, a defendant in a lawsuit filed in Effingham County, Illinois Circuit Court, Fourth Judicial District, by a former employee of the Company on May 19, 1993. Navistar manufactured the equipment involved in an accident resulting in serious injury and disability of the former employee and is seeking unspecified damages. The Company's insurance carrier has paid for the defense against this claim. The lawsuit was settled on August 22, 1996, at no cost to the Company.

e) The Company was named as a defendant in a lawsuit filed on March 2, 1995, in the 98th District Court in Travis County alleging liability for wrongful death in a fire in a mobile home manufactured by the Company. The lawsuit seeks unspecified damages. The legal defense is being provided by the Company's insurance carrier, and management does not consider a loss probable.


Item 4.  Submission of Matters to  a Vote of Security Holders.

No matters were submitted to a vote of shareholders of the Company in the fourth quarter of 1995.


                                    PART II

Item 5.  Market for Common Stock and Related Stockholder Matters.

The principal markets for the Company's common stock have been the New York Stock Exchange, the Chicago Stock Exchange, and the Pacific Stock Exchange. However, on December 7, 1994, these stock exchanges suspended trading in the Company's common stock. The suspension was in response to a recommendation of the NYSE staff to delist the Company because it no longer met various criteria related to size. The Company appealed the suspensions, but on May 24, 1995, the Company was delisted.

There was not an active market for the Company's stock in 1995, although certain firms occasionally made a market in the stock. The Company's transfer agent resigned effective December 4, 1995. Since that date there was no transfer agent until November 14, 1996, when the Company reached a settlement with the transfer agent regarding unpaid bills.

There are approximately 7,000 common shareholders of record.

The following table presents the high and low sales prices for the common stock for each quarter of 1994, as reported in the Wall Street Journal:


                         High         Low
                         ----         ---
First Quarter           $9/32        $5/32
Second Quarter           7/16        15/64
Third Quarter            5/16        13/64
Fourth Quarter            1/4         1/32

During 1995, there was no quoted market for the Company's common shares. Management is aware of very few transactions, all for less than $ .06 per share.

The Company has not paid any cash dividends on its common stock since 1973.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

Since emerging from bankruptcy in 1992, the Company has incurred losses from operations. In 1994 and 1995, the Company incurred operating losses of $679,319 and $357,513, respectively. The only sources of revenue were the sales of surplus land and housing units and the initial payments received on a contract with a business concern in the Republic of Kyrgyzstan to produce panelized housing components. This contract was terminated when the business concern was unable to make subsequent payments. The Company suffered a net loss of approximately $94,000 during 1992 on the contract and the subsequent sale of surplus equipment. The Company's expenses consist mainly of interest expense, property taxes, and general and administrative expenses incurred to hold and market the land.

In 1995, Arendscor, National's majority shareholder, exchanged its note for common shares and forgave accrued interest of $596,410. This forgiven interest is reported as an extraordinary item in 1995.

During 1994, the Company built a house in Lago Vista, Texas to test the market for new construction. This was sold for a small profit, but the Company believes that housing prices will remain depressed because of a large inventory of existing houses on the market in that area. Management believes that it is not possible, at this time, to achieve profitable operations by building on its inventory of lots in Central Texas. In order to reduce expenses the Company has sold its sales office in Lago Vista and listed its more desirable lots for sale with real estate agents in that area. Lot inventory is being sold at the best price available to raise cash. A slight improvement in the demand for homesites has enabled the Company to sell some lots at prices sufficient to pay the accrued taxes and selling costs in 1995 and 1996. However, many lots do not have a current market value in excess of the accrued taxes and selling costs and, therefore, cannot be sold.

Liquidity and Capital Resources

The Company's operating activities since 1992 have used cash even though no interest was paid on the note payable to Arendscor. The note has been exchanged for common stock and the accrued interest has been forgiven.
However, the Company still does not have a reliable source of cash flow to fund continued operations. The Company has not been able to borrow money from third parties because the Company lacks sufficient collateral. Additional funds have been provided by Arends (US) Holdings, Inc. and North American Property Associates, Ltd., both affiliates of Arendscor. However, Arendscor has informed the Company that no further loans will be available. The remaining loans are due on demand and the net proceeds of land sales have been used to reduce these debts. Effective October 31, 1995, the Company ended its arrangement with North American Property Associates, Ltd. to provide administrative and marketing support. All management of the Company's affairs have been moved to the offices of Arendscor in Toronto in order to further reduce expenses and conserve cash.

The Company sold 6,000,000 shares of common stock for $150,000 in December, 1994, and January and February of 1995, to raise working capital to fund the search for a merger candidate. If a merger cannot be completed before this capital is exhausted the Company may be forced to go out of business.

Item 7. Financial Statements and Supplementary Data


                           NATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  December 31,


                                                          1995              1994
                                                     ------------      ------------

 ASSETS
   Cash                                              $      5,402      $     37,985
   Receivables (Note 2)                                       --              1,457
   Inventory -- Land (Note 3)                             421,565           525,827
   Property, plant and equipment, net (Note 4)                --              3,054
   Other assets                                               916             2,686
                                                     ------------      ------------
 Total Assets                                        $    427,883      $    571,009
                                                     ============      ============

 LIABILITIES AND SHAREHOLDERS' DEFICIT

 Liabilities
   Accounts payable                                  $     79,036      $     54,515
   Accounts payable -- related party                          --             17,425
   Accrued property taxes                                 396,154           422,617
   Other accrued expenses                                  90,772            88,561
   Accrued interest -- related party (Note 5 & 10)            --            492,292
   Loans payable -- related parties (Note 5)              158,584         2,445,159
                                                     ------------      ------------
 Total Liabilities                                        724,546         3,520,569
                                                     ------------      ------------

 Shareholders' Deficit
   Preferred stock, 10,000,000 shares authorized,
     none issued.
   Common stock, no par value, 1,000,000,000
     shares authorized, 69,034,997 and 18,654,997
     shares issued and outstanding in 1995 and 1994
     respectively (Note 9)                             47,183,763         9,327,499
   Paid-in-capital in excess of par                           --         35,432,264
   Accumulated deficit                                (47,480,426)      (47,709,323)
                                                     ------------      ------------
 Total Shareholders' Deficit                             (296,663)       (2,949,560)
                                                     ------------      ------------

 Total Liabilities and Shareholders' Deficit         $    427,883      $    571,009
                                                     ============      ============

                           NATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Periods Ended December 31,

                                                                   1995          1994           1993
                                                                ----------    ----------     ----------
Sales:
  Land and shelter ($71,563 in 1995 with  related party)       $   122,738    $   300,601    $   189,900
  Rental income                                                     12,575          7,275          6,882
  Gain (loss) on sales of fixed assets (Note 4)                       (100)        51,399            --
  Manufactured equipment                                               --             --         167,982
  Interest income                                                      --          17,693         14,592
                                                               -----------    -----------    -----------
                                                                   135,213        376,968        379,356
                                                               -----------    -----------    -----------
Cost of sales:
  Manufactured equipment                                               --             --         261,824
  Land and shelter                                                 119,878        258,934        163,469
                                                               -----------    -----------    -----------
Expenses:
  General and administrative ($60,000 in 1995 and
    1994 for management fees to related party)                     269,578        407,522        435,836
  Depreciation (Note 4)                                                675          7,614          8,647
  Property taxes (Note 7)                                            8,477        181,337        177,832
  Interest expense -- related parties (Note 5)                     104,118        200,880        186,320
                                                               -----------    -----------    -----------
                                                                   382,848        797,353        808,635
                                                               -----------    -----------    -----------

Loss before extraordinary items                                   (367,513)      (679,319)      (854,572)

  Debt forgiveness -- related party (Note 10)                      596,410            --             --
                                                               -----------    -----------    -----------

  Net Income (Loss)                                            $   228,897    $  (679,319)   $  (854,572)
                                                               ===========    ===========    ===========

Net loss per common share before extraordinary item            $     (0.01)   $     (0.05)   $     (0.06)
                                                               ===========    ===========    ===========

Net income (loss) per common share                             $     (0.01)   $     (0.05)   $     (0.06)
                                                               ===========    ===========    ===========

Weighted average number of common shares outstanding            46,007,433     14,937,189     14,759,164
                                                               ===========    ===========    ===========

                           NATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the Periods Ended December 31,


                                                           1995          1994           1993
                                                        ---------     ----------     ----------
Cash flows from operating activities:

Net gain (loss)                                         $ 228,897     $(679,319)     $(854,572)
Adjustments to reconcile net gain (loss) to net
  cash provided (used) by operating activities.
    (Gain) loss on sale of fixed assets                       100       (51,399)           --
    Depreciation and amortization                             675         7,614          8,647
    Provision for loss on accounts receivable                 --         88,532            --
    Changes in assets and liabilities
      Decrease in accounts receivable                       1,457        93,963        188,957
      Decrease in inventory                               104,262       137,618        296,887
      Decrease (increase) in prepaid expenses                 --          5,048         (5,048)
      Decrease (increase) in other assets                   1,770          (270)        (2,416)
      (Decrease) increase in accounts payable               7,096       (61,790)        37,051
      (Decrease) increase in accrued expenses            (516,544)      291,776         92,294
                                                        ---------     ---------      ---------

Net cash used by operating activities                    (172,287)     (168,227)      (138,200)
                                                        ---------     ---------      ---------

Cash flows from investing activities:
  Proceeds from sale of building and equipment              2,279       117,718
  Purchase of office equipment                                --         (3,068)
                                                        ---------     ---------

Net cash provided by investing activities                   2,279       114,650
                                                        ---------     ---------

Cash flows from financing activities:
  Short-term borrowings -- related party                   57,425        24,521         91,638
  Payment on borrowings -- related party                  (15,000)          --             --
  Sale of stock                                            95,000        55,000            --
                                                        ---------     ---------      ---------

Net cash provided by financing activities                 137,425        79,521         91,638
                                                        ---------     ---------      ---------

Net increase (decrease) in cash                           (32,583)       25,944        (46,562)

Cash at beginning of year                                  37,985        12,041         58,603
                                                        ---------     ---------      ---------

Cash at end of year                                     $   5,402     $  37,985      $  12,041
                                                        =========     =========      =========


Non-cash transactions
     conversion of debt to common shares (Note 5)

                           NATIONAL ENTERPRISES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                     Number of                Number of
                          Preferred  Preferred       Common      Commom       Paid-in    Accumulated      Treasury
                             Shares     Shares       Shares      Shares       Capital        Deficit        Shares         Total

January 1, 1993            $102,000     85,000  $ 7,568,349  15,136,698  $ 39,980,446  $(46,175,432)  $(2,946,032)  $(1,470,669)

Convert preferred shares
 into common shares          (6,000)    (5,000)      50,000     100,000       (44,000)                                        0

1993 net loss                                                                              (854,572)                   (854,572)
                           --------     ------  -----------  ----------  ------------  ------------   -----------   -----------

December 31, 1993            96,000     80,000    7,618,349  15,236,698    39,936,446   (47,030,004)   (2,946,032)   (2,325,241)

Convert preferred shares
 into common shares         (96,000)   (80,000)     800,000   1,600,000      (704,000)                                        0

Sell common shares                                1,100,000   2,200,000    (1,045,000)                                   55,000

Cancel treasury shares                             (190,850)   (381,701)   (2,755,182)                  2,946,032             0

1994 net loss                                                                              (679,319)                   (679,319)
                           --------     ------  -----------  ----------  ------------  ------------   -----------   -----------

December 31, 1994                 0          0    9,327,499  18,654,997    35,432,264   (47,709,323)            0    (2,949,560)

Sell common shares                                1,900,000   3,800,000    (1,805,000)                                   95,000

Change to no par value
 from $.50 per share                             33,627,264               (33,627,264)                                        0

Convert note payable
 to major shareholder
 into common shares                               2,329,000  46,580,000                                               2,329,000

1995 net income                                                                             228,897                     228,897
                           --------     ------  -----------  ----------  ------------  ------------   -----------   -----------

December 31, 1995          $      0          0  $47,183,763  69,034,997  $          0  $(47,480,426)  $         0   $  (296,663)
                           ========     ======  ===========  ==========  ============  ============   ===========   ===========

                           National Enterprises, Inc.
                   Notes to Consolidated Financial Statements
                        December 31, 1995, 1994 and 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Company emerged from bankruptcy proceedings under Chapter 11 of Title 11 of the United States Code pursuant to a Plan of Reorganization (the Plan) which was confirmed by the United States Bankruptcy Court for the Eastern District of Virginia on April 2, 1992, and which became effective on April 14, 1992. Prior to the bankruptcy proceeding, the Company was engaged in the manufacturing of panelized building systems, general contracting services, the sale of resort homesites, and residential construction. Under the Plan, substantially all of the Company's manufacturing and operating assets were transferred to a liquidating trust for the benefit of the Company's creditors. Since emerging from bankruptcy, the Company's business operations have included the sale of resort homesites, residential construction, and building systems.

The Company's only current business activity is the sale of resort homesites from inventory. These homesites have been listed for sale with real estate brokers. In 1994 the Company closed its Austin, Texas office and sold the building. At the end of 1995, the Company closed its executive office in Dallas, Texas and moved to Toronto, Ontario. The Company has no employees. The Company is an inactive public shell corporation.

Principles of Consolidation

The consolidated financial statements include the accounts of National Enterprises, Inc. (National) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts are eliminated from the consolidated financial statements.

Revenue Recognition

The Company recognizes the sale of residential construction and resort property when the sale closes, therefore when the sales contract is signed. The Company does not provide any financing on these contracts..

Inventories

Inventory of developed land for resort homesites and certain housing acquired by foreclosure are stated at the lower of cost or estimated net realizable value.

                           National Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 1995, 1994 and 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated using the straight line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations. Major renewals and improvements which substantially extend the useful lives are capitalized.

Income Taxes

The Company has net operating loss carryforwards to offset future taxable income. No asset has been recorded because no value can be reasonably estimated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings Per Share

Earnings per share are based on the weighted average number of common shares of stock outstanding. Options, when dilutive, have been included in the calculation of weighted average number of shares outstanding.


NOTE 2 - RESORT HOMESITE SALES CONTRACTS

Prior to its bankruptcy the Company provided financing for the sale of resort homesites. These sales contracts provided for the payment of principal and interest over a period of years and were collateralized by the underlying assets. In 1989, the Company sold $9,576,000 in sales contracts receivable, representing substantially all of such contracts, to General Electric Capital Corporation (GECC).


National guaranteed the payment of these contracts to GECC and, although that guarantee was canceled in the bankruptcy, GECC withheld part of the sales price of the contracts in 1989 as a reserve against

                           National Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 1995, 1994 and 1993


future losses. Until 1994, when a contract went into default, it was returned to the Company by GECC and the reserve was reduced. Prior to 1994, management expected that GECC's credit losses might eventually deplete the reserve, but was unable to reasonably estimate the value of the underlying collateral. During 1994, management concluded that the value of the underlying collateral was not sufficient to make foreclosure profitable and was, therefore, worthless. The net amount of the GECC reserve in the amount of $88,532 was written off in 1994. The balance of the remaining contracts held by the Company, to the extent not collected in 1994, with a net balance of approximately $39,000 were transferred to Arends (US) Holdings, Inc., an affiliate of the majority shareholder, in return for a like reduction the Company's debt. As of December 31, 1994, the Company did not hold any sales contracts.

The Company owns more resort homesites, but has listed them for sale by real estate brokers. Sales of these lots will be for cash only.


NOTE 3 - INVENTORY

The Company's land inventory consists of developed resort homesites near Lake Travis and Lake Lyndon B. Johnson in Central Texas.


                                        1995          1994
                                     ----------    ----------
Land                                 $1,439,352    $1,807,805
Valuation reserve                     1,017,787     1,281,977
                                     ----------    ----------
Net book value                       $  421,565    $  525,828
                                     ==========    ==========

In addition, to the valuation reserve these resort homesites are subject to tax liens for unpaid prior year property taxes in the approximate amounts of $396,154 and $422,717 in 1995 and 1994, respectively. When a lot is sold the taxes are paid from the sales proceeds or the buyer assumes the tax liability. The liability for property taxes is reduced by the amount of taxes related to the lot sold. Accrued property taxes on some lots equal or exceed the price for which the lot could be sold. The Company does not accrue any further taxes when the individual lot value is reduced to nothing.

                           National Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 1995, 1994 and 1993


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT


                                      1995       1994
                                     ------     ------
Machinery and equipment                -0-      $4,500
Accumulated depreciation               -0-       1,446
                                     ------     ------
Net book value                         -0-      $3,054
                                     ======     ======

Depreciation during the three years ended December 31, 1995, 1994, and 1993, was $675, $7,614 and $8,647, respectively.

The Company sold all remaining office equipment in 1995, to Arends (US) Holdings, an affiliate of the majority shareholder, in return for a reduction in management fees paid on behalf of the Company.

The Company sold its sales office in Lago Vista, Texas and substantially all the office furniture and equipment in 1994. The Company accepted a mortgage note for $105,000 as part of the sales price of the sales office. This note was assigned to Arends (US) Holdings by the Company in return for a reduction in the balance of the loan payable. (See Note 5).


NOTE 5 - LOANS PAYABLE TO RELATED PARTIES


                                                         1995          1994
                                                      ----------    ----------

Note due to Arendscor (Canada) on December
31, 1992 now due on demand.  Interest accrues
at U.S. Base Rate + 2% (8.5% at December 31,
1994).  Secured by substantially all assets of the
Company.                                              $        0    $2,329,000

Note due to Arends (US) Holdings on January
31, 1995, now due on demand.  Interest payable
monthly at prime plus 4%.  Secured by the
common stock of the Company's wholly owned
subsidiary.                                               34,521        34,521

Demand note to affiliate, non-interest bearing           124,063        81,638
                                                      ----------    ----------
                                                      $  158,584    $2,445,159
                                                      ==========    ==========

                           National Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 1995, 1994 and 1993


NOTE 5 - LOANS PAYABLE TO RELATED PARTIES (Continued)

These notes are held by the Company's principal shareholder, Arendscor (Canada), Inc. and its affiliates. They are now due on demand and are secured by substantially all of the assets of National and its subsidiaries. The fair value of notes payables is believed to approximate carrying value because the interest rates are at relative market, except for the non-interest bearing note who's value cannot be determined because of its lack of a maturity date.

Following an affirmative vote of the Company's shareholders on June 15, 1995, Arendscor exchanged its note in the amount of $2,329,000 for 46,580,000 common shares of National. Accrued interest payable to Arendscor in the amount of $596,410 was forgiven.

Total interest paid was $0 in 1995 and 1993, and $11,399 in 1994.


NOTE 6 - REDEEMABLE PREFERRED STOCK

During 1994, the 80,000 shares of redeemable preferred stock held by Arendscor was converted into 1,600,000 shares of common stock. There are no redeemable preferred shares outstanding as of December 31, 1995 and 1994.


NOTE 7 - INCOME TAXES

At December 31, 1995, a net operating loss carryforward of approximately $43,000,000 is available to offset future income for financial statement purposes. As a result of timing differences, National's net operating loss carryforward for tax purposes is approximately $58,546,000 and expires as follows:


1996            $20,308,000    2002    $   434,000    2007    $1,356,000
1997            $   994,000    2003    $   613,000    2008    $  854,000
1998            $ 2,378,000    2004    $ 7,478,000    2009    $  670,000
1999            $ 1,629,000    2005    $13,182,000
2000            $ 1,724,000    2006    $ 6,932,000

In 1990, there was a change in ownership which will limit a portion of the net operating loss carryforward utilization. As a result of this limitation, a substantial portion of losses incurred prior to 1990 will expire before they can be utilized. In addition, the Company has $300,000 of tax credit carryforwards that will expire in 1996 through 2000. A substantial change in ownership in the future would further limit the utilization of these carryforwards.

                           National Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 1995, 1994 and 1993


NOTE 8 - STOCK OPTION PLAN

In May 1994, the Board of Directors adopted a non-qualified stock option plan, subject to the approval of the shareholders. The shareholders approved the plan on June 15, 1995. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 1,500,000 of Common Stock to key employees of the Company, including officers and directors. During 1994, options on 1,475,000 shares were granted at an exercise price of $.03 per share. The options are fully vested after six months and must be exercised within ten years of the date of grant. No options were exercised during 1995.


NOTE 9 - COMMON SHARES

During 1994, the Board of Directors authorized the sale of 6,000,000 common shares, at $.025 per share, to provide cash for operations. These shares were sold in 1994 and 1995.

During 1995, the shareholders approved Arendscor's offer to exchange $2,329,000 of its $2,329,000 note for 46,580,000 shares of common stock. An amendment to National's Articles of Incorporation and By-laws was made to increase the number of shares authorized to be issued to 1,000,000,000 and to change the par value of the stock from $ .50 to no par value. This amendment is reflected throughout the financial statements by combining the common stock and capital in excess of par value accounts.


NOTE 10 - CHANGES IN THE MARKET FOR NATIONAL COMMON SHARES

The Company's common shares traded on the New York Stock Exchange (NYSE), the Chicago Stock Exchange and the Pacific Stock Exchange for many years. However, in 1994 these exchanges suspended trading in the Company's shares because National no longer meets the size requirements for continued listing. The shares were subsequently delisted in 1995. No organized market exists for the Company's shares.

                           National Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 1995, 1994 and 1993


NOTE 11 - RELATED PARTY TRANSACTIONS

In 1995 the Company issued 46,580,000 shares of its common stock to its major shareholder, Arendscor (Canada), in return for cancellation of a note payable to Arendscor in the amount of $2,329,000 and forgiveness of accrued interest in the amount of $596,410. As a result, Arendscor and its affiliates own a total of 56,496,551 shares of common stock. This represents eighty-two percent of the common shares outstanding.

In 1995 the Company sold 229 mobile home lots to an affiliate of Arendscor for a total sales price in the amount of $71,563. This price is the approximate fair market value of these lots. The lots sold were recorded on the books at a net book value of $71,563. Accrued property taxes in the amount of $60,113 were assumed by the purchaser.

In 1994 the remaining sales contracts owned by the Company with a net book value of approximately $39,000 were transferred to an affiliate of Arendscor in return for a like reduction in the Company's debt to the affiliate.

In 1994 and 1995 the Company paid a management fee of $5,000 per month to North American Property Associates, Ltd., an affiliate of Arendscor. This fee approximates the cost of management and administrative salaries, rent and utilities incurred by North American for the benefit of the Company. This arrangement ceased on December 31, 1995, when management of the Company's remaining business activities was moved to Toronto. Reduced management fees have been accrued and none paid since December 31, 1995. There is a balance of $40,000 still owed to North American for management fees. Other costs are incurred for the Company's benefit by another affiliate who is reimbursed for these actual costs.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed in 1995 seeking unspecified damages related to the deaths of two people and the destruction of a mobile home in a fire. The plaintiff alleges that the mobile home was manufactured by a division of the Company in 1978. The Company is represented by counsel retained by its liability insurance carrier. This lawsuit is still in the discovery phase. It is impossible at this time to estimate what liability, if any, the Company may have in this matter.

                           National Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 1995, 1994 and 1993


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company owns a large number of resort homesites in Central Texas for which approximately $400,000 of property taxes have been accrued, but not paid. The governmental authorities to which these taxes are owed have filed lawsuits seeking to recover taxes plus penalty and interest. The Company is not contesting these lawsuits because management believes that the total owed exceeds the fair market value of the property involved. The taxing authorities are not actively prosecuting these lawsuits and have filed tax liens on each homesite. If the Company receives an offer to purchase a homesite for an amount in excess of the accrued taxes and selling expenses, the taxes are paid at the closing of the sale. Any lots not sold in this fashion are likely to be foreclosed at some time in the future by the taxing authorities.

The Company has been named as a Third Party Defendant by a defendant in a lawsuit filed by a former employee of the Company. This defendant manufactured the equipment involved in the accident. The Company's liability to the former employee was satisfied by workers compensation insurance. This lawsuit was settled in 1996 at no cost to the Company.

NRC, Inc., a wholly owned subsidiary of the Company, lost a lawsuit related to the sale of land in 1992 and lost on appeal in 1994. As a result, NRC owes a total judgment to the plaintiff of approximately $157,000. The Company transferred certain resort homesites and undeveloped acreage to the plaintiff in full settlement of the judgment in 1995. The property so transferred had been fully reserved in 1992, following the verdict. Therefore, no additional loss was incurred in 1995.


NOTE 13 - SUBSEQUENT EVENTS

Effective December 11, 1996, the Company transferred the ownership of its wholly owned subsidiaries; NRC, Inc., Arendswood Homes, Inc. and National Building Systems, Inc. to Danca Investments, Inc., an affiliate of Arendscor (Canada), Inc., as payment in full for all debts outstanding to Arendscor (Canada), Inc. and its affiliates. The net book value of the assets transferred and the book value of loans including accrued interest were $2,521and $142,874, respectively.

Effective December 12, 1996, the Company purchased all of the outstanding stock of Argosy Mining G. m. b. H. ("Argosy") from Argosy Mining Corp. for $250,000 Canadian. Argosy is the owner of certain mining properties and rights in Austria. This purchase was financed by a subscription for 2,200,000 shares of the Company's common stock for $.25 per share for a total of $550,000 arranged by Mercury.

                           National Enterprises, Inc.
             Notes to Consolidated Financial Statements (Continued)
                        December 31, 1995, 1994 and 1993


NOTE 13 - SUBSEQUENT EVENTS (Continued)

On November 29, 1996, certain officers, directors and former employees of the Company exercised stock options for 971,000 shares of common stock. The remaining 504,000 stock options outstanding were canceled. (See Note 8)

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors of National Enterprises, Inc.

We have audited the consolidated financial statements listing in the index appearing under item 13 (a) on pages 26. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of National Enterprises, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the three years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, on April 14, 1992, the Company was reorganized under Chapter 11 of the U. S. Bankruptcy Code. Under the Plan of Reorganization most of the operating assets have been sold or transferred to a liquidating trust for the benefit of creditors. The Company's ability to generate cash adequate to meet its needs depends on its ability to realize assets and liquidate its liabilities in the ordinary course of business and to develop profitable new business activities.. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.



                                        JAMES  SMITH & COMPANY
                                        A Professional Corporation
Dallas, Texas
November 22, 1996
except Note 13, as to which
date is December 20, 1996

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Name, Age, Principal Occupation    Director     Common Shares      Percent of
    Last five Years or More         Since         Owned on        Outstanding
                                              December 31, 1995     Shares
John B. Overzet, 53
Chairman of National since 1990;
senior executive of Arendscor
(the principal shareholder of
National) since 1989; senior
executive of Atlantra Management
since 1990(affiliate of Arendscor).
Mr. Overzet filed a petition for
personal bankruptcy in October
1993 and was dismissed in July
1994. Mr. Overzet's bankruptcy
did not affect his holdings in
Arendscor and had no effect on
National.                            1990         56,496,551          82%

Arthur W. Walker, 64
Chairman and Chief Executive
Officer of Camvec Corp. since
1991. Chief Executive Officer of
Midnorthern Appliance Industries
since 1991.                          1993              5,000           *

Matthew Gaasenbeek, III, 59
President of Northern Crown
Capital Corporation since 1983.

Name, Age, Principal Occupation    Director     Common Shares      Percent of
    Last five Years or More         Since         Owned on        Outstanding
                                              December 31, 1995     Shares
Director of Royal Oak Mines
since 1992.                          1993            480,000           *
D. Campbell Deacon, 46
President of National since 1994;
President of United Tri-Star
Resources Corp. since 1994;
Chairman of Deacon, Barclays,
de Zoete Wedd (1986-1994)            1994

Edward J. Smith, 47
Vice President, Finance of
National since 1993; Smith, Sibley
& Co. (1991-1993); Price
Waterhouse (1980-1991). In 1994,
the SEC announced the settlement
of a Rule 2(e) administrative
proceeding brought against  Mr.
Smith in connection with audits of
a company in 1987 and 1988
when he was with Price
Waterhouse. This settlement does
not limit or restrict, in any way,
Mr. Smith's duties with National.     N/A           None

Jack Wrobel,  41
Senior executive of Arendscor
(principle shareholder of
National) since 1989.                 N/A           None

Item 10.  Executive Compensation.


Name and Position         Cash Compensation     Bonus     Stock Options
-----------------         -----------------     -----     -------------
John B. Overzet               1993 - None        None            None
Chief Executive Officer       1994 - None        None            None
1993 - September 1994         1995 - None        None       $6,000 (1)

D. Campbell Deacon            1993 - None        None            None
Chief Executive Officer       1994 - None        None            None
September 1994 - Present      1995 - None        None            None

Edward J. Smith            1993 - $75,000        None            None
Chief Financial Officer       1994 - None        None            None
1993 - October 1995           1995 - None        None       $5,000 (1)

Jack Wrobel
Chief Financial Officer
November 1995 - Present       1995 - None        None      $6,000 (1)


(1) Stock option value based on the spread between the option price of $ .03 and the last quoted stock price of $ .05.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information required in this section is furnished in the table included in
Item 9.

Item 12.  Certain Relationships and Related Transactions.

Effective June 15, 1995, the company issued 46,580,000 shares of its common stock to its major shareholder, Arendscor (Canada), Inc. in exchange for the cancellation of a note payable to Arendscor in the amount of $2,329,000 and forgiveness of accrued interest in the amount of $596,410. As a result of this transaction, Arendscor and its affiliate Arends (US) Holdings Corp. own 56,496,551 shares of the Company's common stock.

In 1995 the Company sold 229 mobile home lots to Granite Hill, Inc., a wholly owned subsidiary of North American Property Associations, Ltd., which is an affiliate of Arendscor. These lots were sold for a total sales price of $71,563. Management believes this amount to be the approximate fair market value of these lots based upon other transactions in that area.

In 1994, the remaining sales contracts owned by the Company with a net book value of approximately $39,000 were transferred to Arends (US) Holdings Corp. in exchange for a like reduction in the Company's debt.

In 1994 and 1995 the Company paid a management fee of $5,000 per month to North American Property Associates, Ltd., an affiliate of Arendscor. This fee approximates the cost of management and administrative salaries, rent, and utilities incurred by North American for the benefit of the Company. This arrangement ceased on December 31, 1995, when management of the Company's remaining business activities was moved to Toronto.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  The following documents are filed as part of this report:

                                                               Page in
                                                             Form 10-KSB
                                                             -----------

              Report of Independent Auditors                        22

              Consolidated Balance Sheets at
               December 31, 1995 and 1994                            9

              Consolidated Statement of Operations
               for the three years ended December
               31, 1995, 1994, and 1993.                            10

              Consolidated Statement of Cash Flows
               for the three years ended December 31,
               1995, 1994, and 1993.                                11

              Consolidated Statement of Changes in
               Stockholders' Deficit for the three years
               ended December 31, 1995, 1994, and 1993.             12

              Notes to the Consolidated Financial
               Statements                                        13 - 21

          (b)  Exhibits and  Lists


Exhibit No.   Description
-----------   -----------
3.1           Articles of Amendment of Articles of Incorporation of Registrant

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NATIONAL ENTERPRISES INC.
(Registrant)





D. Campbell Deacon                                    Date
President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





John B. Overset                                       Date
Chairman of the Board





D. Campbell Deacon                                    Date
President
(Principal Executive Officer)




Jack Wrobel                                           Date
Vice President, Secretary & Treasurer
(Pricipal Financial and Accounting Officer