Form 10QSB
period 1996-03-31
NATIONAL ENTERPRISES INC
filed 1997-03-27
CIK 70202

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended March 31, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 1-4799

                           NATIONAL ENTERPRISES, INC.
          (Name of small business issuer as specified in its charter)


                 Indiana                         35-0540454
         (State of incorporation)  (IRS Employer Identification Number)



P. O. Box 940846, Plano, Texas 75094-0846
(Address of principal executive office) (Zip Code)

(Issuer's telephone number) (972) 960-8844

  ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] Yes     [ X ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whither the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. [   ] Yes      [   ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 70,005,997

     Transitional Small Business Disclosure Format (Check one):
[   ] Yes     [ x ] No

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                  National Enterprises, Inc. and Subsidiaries
                    Consolidated Balance Sheet - (Unaudited)


                                                 March 31,    December 31,
                                                    1996          1995
                                                ------------  ------------

                      ASSETS

Cash                                                    $983        $5,402
Inventory - land                                     276,532       421,565
Other assets                                             916           916
                                                 -----------   -----------
 Total assets                                       $278,430      $427,883
                                                 ===========   ===========

      LIABILITIES AND SHAREHOLDERS DEFICIT

Accounts payable                                     $69,608       $79,036
Accrued property taxes                               251,143       396,154
Other accrued expenses                                95,772        90,772
Loans payable - related parties                      165,184       158,584
                                                 -----------   -----------
 Total liabilities                                   581,707       724,546
                                                 -----------   -----------
Preferred stock, 10,000,000 shares authorized,
 none issued
Common stock, no par value, 1,000,000,000
 shares
 authorized, 69,034,997 shares issued and
 outstanding                                      47,183,763    47,183,763
Accumulated deficit                              (47,487,040)  (47,480,426)
                                                 -----------   -----------
 Total shareholders' deficit                        (303,277)     (296,663)
                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES

 Total liabilities and shareholders' deficit        $278,430      $427,883
                                                 ===========   ===========

The accompany notes are an integral part of these consolidated financial statements.

                  National Enterprises, Inc. and Subsidiaries
               Consolidated Statement of Operations - (Unaudited)



                                               Three Months Ended      Three Months Ended
                                                  March 31, 1996          March 31, 1995
                                               ------------------      -------------------

Sales:
Land and shelter                                     $185,000                 $86,988
Rental income                                                                   4,074
Interest income                                                                   379
                                                   ----------              ----------
 Total sales                                          185,000                  91,441
                                                   ----------              ----------
Cost of sales:
Land and shelter                                      179,471                  86,988
Rental income                                                                   1,317
                                                   ----------              ----------
 Cost of sales                                        179,471                  88,305
                                                   ----------              ----------
Operating expenses:
General and administrative expenses                    12,143                  93,581
Interest expense                                                               60,921
Depreciation                                                                      225
                                                   ----------              ----------
 Total operating expenses                              12,143                 154,097
                                                   ----------              ----------
Net income (loss) for the quarter                     $(6,614)              $(150,961)
                                                   ==========              ==========
Weighted average number of common shares
outstanding                                        69,034,997              20,554,997
                                                   ==========              ==========
Net income (loss) per common share                     $(0.01)                 $(0.01)


The accompanying notes are an integral part of these consolidated financial statements.

                  National Enterprises, Inc. and Subsidiaries
               Consolidated Statement of Cash Flows - (Unaudited)




                                                Three Months    Three Months
                                                   Ending          Ending
                                               March 31, 1996  March 31, 1995
                                               --------------  --------------

Cash flow from operating activities -               ($ 6,614)     ($ 150,961)
Net loss
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
 Depreciation and amortization                                           225
 Changes in assets and liabilities:
  Decrease in land inventory                         145,033         104,570
  Increase (decrease) in accounts payable             (9,428)        (25,684)
  Increase (decrease) in accrued expenses           (140,011)          1,896
                                                    --------       ---------
Net cash (used) by operating activities              (11,020)        (69,954)
                                                    --------       ---------
Cash flows from financing activities -
 Sale of common shares                                                95,000
 Net borrowings from related parties                   6,600           6,844
                                                    --------      ----------
 Net cash provided from financing activities           6,600         101,844
                                                    --------      ----------
Net increase (decrease) in cash                       (4,420)         31,890
Cash at beginning of period                            5,402          37,985
                                                    --------      ----------
Cash at end of period                                   $982         $69,875
                                                    ========      ==========
Interest paid                                             $0              $0
                                                    ========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

                  National Enterprises, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


Note 1 - Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

Note 2 - Inventory

The company's land inventory consists of developed resort homesites near Lake Travis and Lake Lyndon B. Johnson in Central Texas.


                                                     March 31,   December 31,
                                                       1996         1995
                                                    ----------   ------------

Land                                                $1,023,477    $1,439,352
Valuation reserve                                      746,945     1,017,787
                                                    ----------    ----------
Net book value                                        $276,532      $421,565
                                                    ==========    ==========


Note 3 - Emergence from Bankruptcy

The company emerged from bankruptcy proceedings under Chapter 11 of Title 11 of the United States Code pursuant to a Plan of Reorganization which was confirmed by the United States Bankruptcy Court for the Eastern District of Virginia on April 2, 1992 and became effective April 14, 1992. Under the Plan of Reorganization, substantially all the company's manufacturing and operating assets were transferred to a liquidating trust.

Note 4 - Subsequent Events

Effective December 11, 1996, the Company transferred the ownership of its wholly owned subsidiaries; NRC Inc., Arendswood Homes, Inc. and National Building Systems, Inc. to Danca Investments, Inc. an affiliate of Arendscor (Canada), Inc. as payment in full for all debts outstanding to Arendscor (Canada), Inc. and its affiliates. The net book value of the assets transferred and the book value of loans including interest were $2,521 and $142,874, respectively.

Effective December 12, 1996, the Company purchased all of the outstanding stock of Argosy Mining G.m.b.H. ("Argosy") from Argosy Mining Corp. for $250,000 Canadian. Argosy is the owner of certain mineral prospecting properties and rights in Austria. This purchase was financed by a subscription for 2,200,000 shares of the Company's common stock for $0.25 per share for a total of $550,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations -

The Company has continued its efforts to sell its inventory of developed resort lots. Expenses have been reduced by the conversion of the Arendscor note into common stock eliminating interest accruals. The Company had net losses of $6,614 and $150,961 in the quarters ended March 31, 1996 and 1995, respectively.

Liquidity -

In the first quarter of 1996 the Company continued to rely on the proceeds from the sale of resort property and advances from affiliates to meet its liquidity needs.

In December 1996 the Company accepted subscriptions for 2,200,000 common shares at $0.25 per share for a total of $550,000. This subscription was make in conjunction with the purchase of all the outstanding stock of Argosy Mining G.m.b.H. The Company transferred ownership of its three wholly owned subsidiaries to Danca Investments Inc., an affiliate of Arendscor (Canada) Inc., in full satisfaction of the outstanding debt to Arendscor (Canada) Inc. and its affiliates. As a consequence the Company's liquidity position has improved significantly and has the necessary working capital for the Company to develop interests in the mineral prospecting business.


                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

The Company has been delinquent in its filing of financial reports. The annual report of Form 10-KSB for 1995 has been filed. The Quarterly Reports for the quarters ended June 30, 1996, and September 30, 1996, are still delinquent. However, management intends to have these reports filed in the near future and to stay current with its periodic filings.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           National Enterprises, Inc.



Date    March 21, 1997                         /s/ D. CAMPBELL DEACON
     -----------------------                   -------------------------------
                                                   D. Campbell Deacon
                                                   President


                                               /s/ C.W. LEIGH CASSIDY
                                               -------------------------------
                                                   C.W. Leigh Cassidy
                                                   Vice President