Form 10QSB
period 1996-06-30
NATIONAL ENTERPRISES INC
filed 1997-03-27
CIK 70202

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
    For the quarterly period ended June 30, 1996

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                  National Enterprises, Inc. and Subsidiaries
                    Consolidated Balance Sheet - (Unaudited)


                                                        June 30,    December 31,
                                                          1996          1995
                                                      ------------  ------------
                    ASSETS
Cash                                                          $643        $5,402
Inventory - land                                           111,434       421,565
Other assets                                                   916           916
                                                      ------------  ------------
  Total assets                                            $112,993      $427,883
                                                      ============  ============

     LIABILITIES AND SHAREHOLDERS DEFICIT

Accounts payable                                           $69,726       $79,036
Accrued property taxes                                      67,087       396,154
Other accrued expenses                                     100,772        90,772
Loans payable - related parties                            189,084       158,584
                                                       -----------   -----------
  Total liabilities                                        426,669       724,546
                                                       -----------   -----------
Preferred stock, 10,000,000 shares authorized,
  none issued
Common stock, no par value, 1,000,000,000 shares
  authorized, 69,034,997 shares issued and
  outstanding                                           47,183,763    47,183,763
Accumulated deficit                                    (47,497,439)  (47,480,426)
                                                       -----------   -----------
  Total shareholders' deficit                             (313,676)     (296,663)
                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES

Total liabilities and shareholders' deficit               $112,993      $427,883
                                                       ===========   ===========

The accompany notes are an integral part of these consolidated financial statements.

                  National Enterprises, Inc. and Subsidiaries
               Consolidated Statement of Operations - (Unaudited)


                                     Quarter        Quarter      Six Months     Six Months
                                      Ended          Ended          Ended          Ended
                                  June 30, 1996  June 30, 1995  June 30, 1996  June 30, 1995
                                  -------------  -------------  -------------  -------------
Sales:
Land and shelter                    $229,500                      $414,500        $86,988
Rental income                              0         $2,225              0          6,299
Interest income                            0            934              0          1,313
                                    --------       --------       --------       --------
Total sales                          229,500          3,159        414,500         94,600
                                    --------       --------       --------       --------
Cost of sales:
Land and shelter                     228,241              0        407,712         86,988
Rental cost                                0            810              0          2,127
                                    --------       --------       --------       --------
Total cost of sales                  228,241            810        407,712         89,115
                                    --------       --------       --------       --------
Operating expenses:
General and administrative            11,658        105,840         23,801        199,421
Interest                                   0         43,827              0        104,118
Depreciation                               0            225              0            450
                                    --------       --------       --------       --------
Total operating expenses              11,658        149,892         23,801        303,989
                                    --------       --------       --------       --------
Net income (loss) before
extraordinary item                                 (147,543)                     (298,504)
                                                   --------                      --------
Extraordinary item -
Income from forgiveness of
accrued interest on note
payable                                             596,410                       596,410
                                                   --------                      --------
Net income (loss)                   $(10,399)      $448,867       $(17,013)      $297,906
                                    ========       ========       ========       ========
Weighted average number of
common shares outstanding         60,034,997     22,454,997     60,034,997     21,504,997
Net loss before extraordinary
item per common share                                $(0.01)                       $(0.01)
Net income (loss) per share           $(0.01)         $0.02         $(0.01)         $0.01

The accompanying notes are an integral part of these consolidated financial statements.

                  National Enterprises, Inc. and Subsidiaries
              Consolidated Statement of Cash Flows - (Unaudited)




                                                Six Months     Six Months
                                                  Ending         Ending
                                               June 30, 1996  June 30, 1995
                                               -------------  -------------
Cash flow from operating activities -
Net loss                                           $(17,013)       $297,906
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
  Depreciation and amortization                                         450
  Changes in assets and liabilities:
   Decrease in land inventory                        310,131        104,571
   Decrease in other assets                                0          3,227
   Increase (decrease) in accounts payable            (9,310)        (7,431)
Increase (decrease) in accrued expenses             (319,067)      (530,010)
                                                   ---------      ---------
Net cash (used) by operating activities              (35,259)      (131,287)
                                                   ---------      ---------
Cash flows from financing activities -
  Sale of common shares                                              95,000
  Net borrowings from related parties                 30,500         19,594
                                                   ---------      ---------
  Net cash provided from financing activities         30,500        114,594
                                                   ---------      ---------
Net increase (decrease) in cash                       (4,759)       (16,693)
Cash at beginning of period                            5,402         37,985
                                                   ---------      ---------
Cash at end of period                                   $643        $21,292
                                                   =========      =========
Interest paid                                             $0             $0
                                                   =========      =========

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

The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

Note 2 - Inventory

The company's land inventory consists of developed resort homesites near Lake Travis and Lake Lyndon B. Johnson in Central Texas.


                   June 30,   December 31,
                     1996         1995
                   ---------  ------------
Land                $472,402    $1,439,352
Valuation reserve   (360,968)    1,017,787
                    --------    ----------
Net book value      $111,434      $421,565
                    ========    ==========

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations -

The Company has continued its efforts to sell its inventory of developed resort lots. Expenses have been reduced by the conversion of the Arendscor note into common stock eliminating interest accruals. The Company had net losses before extraordinary items of $10,399 and $147,543 in the quarters ended June 30, 1996 and 1995, respectively.

Liquidity -

In the second quarter of 1996 the Company continued to rely on the proceeds from the sale of resort property and advances from affiliates to meet its liquidity needs.

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

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

The Company has been delinquent in its filing of financial reports. The annual report of Form 10-KSB for 1995 has been filed. The Quarterly Report for the quarter ended September 30, 1996, is still delinquent. However, management intends to have these reports filed in the near future and to stay current with its periodic filings.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1996.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           National Enterprises, Inc.



Date                                           /s/ D. CAMPBELL DEACON
     -----------------------                   -------------------------------
                                                   D. Campbell Deacon
                                                   President


                                               /s/ C.W. LEIGH CASSIDY
                                               -------------------------------
                                                   C.W. Leigh Cassidy
                                                   Vice President,
                                                   Chief Financial Officer
                                                   and Secretary