Form 10QSB
period 1996-09-30
NATIONAL ENTERPRISES INC
filed 1997-03-27
CIK 70202

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended September 30, 1996

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

     ---------------------------------------------------------------------

     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes
[   ] No

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                  National Enterprises, Inc. and Subsidiaries
                    Consolidated Balance Sheet - (Unaudited)


                                                September 30,  December 31,
                                                    1996           1995
                                                -------------  ------------
                    ASSETS
Cash                                                     $25        $5,402
Inventory - land                                     109,784       421,565
Other assets                                             916           916
                                                 -----------   -----------
Total assets                                        $110,725      $427,883
                                                 ===========   ===========
     LIABILITIES AND SHAREHOLDERS DEFICIT

Accounts payable                                     $69,726       $79,036
Accrued property taxes                                63,927       396,154
Other accrued expenses                               105,772        90,772
Loans payable - related parties                      193,168       158,584
                                                 -----------   -----------
 Total liabilities                                   432,593       724,546
                                                 ===========   ===========
referred stock, 10,000,000 shares authorized,
none issued
Common stock, no par value, 1,000,000,000
shares
authorized, 69,034,997 shares issued and
outstanding                                       47,183,763    47,183,763
Accumulated deficit                              (47,505,631)  (47,480,426)
                                                 -----------   -----------
 Total shareholders' deficit                        (321,868)     (296,663)
                                                 ===========   ===========
COMMITMENTS AND CONTINGENCIES

Total liabilities and shareholders' deficit         $110,725      $427,883
                                                 ===========   ===========

The accompany notes are an integral part of these consolidated financial statements.

                  National Enterprises, Inc. and Subsidiaries
               Consolidated Statement of Operations - (Unaudited)


                                  Quarter         Quarter       Nine Months     Nine Months
                                   Ended           Ended           Ended           Ended
                               Sept. 30, 1996  Sept. 30, 1995  Sept. 30, 1996  Sept. 30, 1995
                               --------------  --------------  --------------  --------------
Sales:
Land and shelter                     $6,800         $20,750        $421,300        $107,738
Rental income                             0          3,5240               0           9,823
Interest income                           0             578               0           1,891
                                  ---------      ----------      ----------      ----------
Total sales                           6,800          24,852         421,300         119,452
                                  ---------      ----------      ----------      ----------
Cost of sales:
Land and shelter                      3,919          21,053         411,631         108,041
Rental cost                               0           1,482               0           3,609
                                  ---------      ----------      ----------      ----------
Total cost of sales                   3,919          22,535         411,631         111,650
                                  ---------      ----------      ----------      ----------
Operating expenses:
General and administrative           11,073          19,296          34,874         218,717
Interest                                  0               0               0         104,118
Depreciation                              0             225               0             675
                                  ---------      ----------      ----------      ----------
Total operating expenses             11,073          19,521          34,874         323,510
                                  ---------      ----------      ----------      ----------
Net income (loss) before
extraordinary item                                                                 (315,708)
                                                                                 ----------
Extraordinary item -
Income from forgiveness of
accrued interest on note
payable                                                                             596,410
                                                                                 ----------
Net income (loss)                   $(8,192)       $(17,204)       $(25,205)       $280,702
                                 ==========      ==========      ==========      ==========
Weighted average number of
common shares outstanding        60,034,997      22,454,997      60,034,997      22,454,997
Net loss before extraordinary
item per common share                                                                $(0.01)
Net income (loss) per share          $(0.01)         $(0.01)         $(0.01)          $0.01

The accompanying notes are an integral part of these consolidated financial statements.

                  National Enterprises, Inc. and Subsidiaries
               Consolidated Statement of Cash Flows - (Unaudited)




                                                Nine Months     Nine Months
                                                   Ending          Ending
                                               Sept. 30, 1996  Sept. 30, 1995
                                               --------------  --------------
Cash flow from operating activities -
Net loss                                           $(25,205)       $208,702
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
 Depreciation and amortization                            0             675
 Changes in assets and liabilities:
  Decrease in land inventory                        311,781          83,257
  Decrease in other assets                                0           3,227
  Increase (decrease) in accounts payable            (9,310)            274
  Increase (decrease) in accrued expenses          (317,227)       (498,131)
                                                   --------        --------
Net cash (used) by operating activities             (39,961)       (129,996)
                                                   --------        --------
Cash flows from financing activities -
Sale of common shares                                                95,000
Net borrowings from related parties                  34,584               0
                                                   --------        --------
Net cash provided from financing activities          34,584          95,000
                                                   --------        --------
Net increase (decrease) in cash                      (5,377)        (34,996)
Cash at beginning of period                           5,402          37,985
                                                   --------        --------
Cash at end of period                                   $25          $2,989
                                                   ========        ========
Interest paid                                            $0              $0
                                                   ========        ========

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

The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

Note 2 - Inventory

The company's land inventory consists of developed resort homesites near Lake Travis and Lake Lyndon B. Johnson in Central Texas.


                                                     Sept. 30,   December 31,
                                                       1996          1995
                                                     ---------   ------------

Land                                                  $465,402    $1,439,352
Valuation reserve                                     (355,618)    1,017,787
                                                      --------    ----------
Net book value                                        $109,784      $421,565
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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations -

The Company has continued its efforts to sell its inventory of developed resort lots. Expenses have been reduced by the conversion of the Arendscor note into common stock eliminating interest accruals. The Company had net losses before extraordinary items of $8,192 and $17,204 in the quarters ended September 30, 1996 and 1995, respectively.

Liquidity -

In the third quarter of 1996 the Company continued to rely on the proceeds from the sale of resort property and advances from affiliates to meet its liquidity needs.

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

                          PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

The Company has been delinquent in its filing of financial reports. The annual report of Form 10-KSB for 1995 has been filed. The Quarterly Reports for the quarters ended March 31, 1996 and June 30, 1996 have been filed. The filing of this Quarterly Report for September 30, 1996 brings the Company into compliance with the filing requirements.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

No reports on Form 8-K have been filed during the quarter ended September 30, 1996.


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