Form 10KSB40
period 1996-12-31
NATIONAL ENTERPRISES INC
filed 1997-07-21
CIK 70202

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to                     .
                                    -----------------    --------------------
     Commission file number: 1-4799

                           NATIONAL ENTERPRISES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Indiana                                     35-0540454
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 90 Adelaide Street West, Suite 300
 Toronto, Ontario, Canada                                          M5H 3V9
----------------------------------------                           --------
 (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  416-363-8300

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year: $1,661

     As of July 1, 1997 (using the average of the bid and asked prices on such day) the aggregate market value of the voting stock held by non-affiliates was $1,574,412.

     State whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ X ]

     As of July 1, 1997, 72,587,698 shares of common stock, no par value, of the Issuer were outstanding.

              Documents Incorporated by Reference into this Report

                                      None

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

                                Table of Contents


                                                                            Page
                                                                            ----
PART I

         Item 1.     Description of Business                                   4
         Item 2.     Description of Property                                  14
         Item 3.     Legal Proceedings                                        21
         Item 4.     Submission of Matters to a Vote of Security Holders      21


PART II

         Item 5.     Market for Common Equity and Related Stockholder
                     Matters                                                  22
         Item 6.     Management's Discussion and Analysis or Plan
                     of Operation                                             23
         Item 7.     Financial Statements                                     25
         Item 8.     Changes In and Disagreements With Accountants
                     on Accounting and Financing Disclosure                   36


PART III

         Item 9.     Directors, Executive Officers, Promoters and Control
                     Persons: Compliance with Section 16(a) of the Exchange
                     Act                                                      36
         Item 10.    Executive Compensation                                   38
         Item 11.    Security Ownership of Certain Beneficial Owners
                     and Management                                           38
         Item 12.    Certain Relationships and Related Transactions           39
         Item 13.    Exhibits and Reports on Form 8-K                         41

In this Annual Report on Form 10-KSB, all references to "dollars" and "$"are to United States dollars, except as otherwise noted. Reference to "C$" is to Canadian dollars and "ATS" is to Austrian Schillings. Conversion of Austrian Schillings to United States dollars herein assumes a conversion rate of 1 ATS=$.081, the rate published in the Wall Street Journal on July 9, 1997.


                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Introduction.

     National  Enterprises,  Inc.  (together  with its wholly owned  subsidiary,
Argosy  Mining  G.m.b.H.,   hereafter  referred  to  as  the  "Company"),  is  a
corporation formed under the laws of the State of Indiana in 1940.

     The Company emerged from Chapter 11 bankruptcy proceedings under a Plan of Reorganization, which was confirmed by the United States Bankruptcy Court for the Eastern District of Virginia (Case No. 90-33935-S) on April 10, 1992. Since emerging from bankruptcy proceedings, the Company has never been profitable and has not generated sufficient working capital to sustain its operations. Subsequent to emerging from bankruptcy and throughout 1996 the Company continued its efforts to reorganize its business affairs through the sale of its remaining inventory of development resort lots, adoption of a new strategic business direction, and the search for a new controlling shareholder. The Company achieved this objective late in 1996.

     On December 17, 1996, as part of a series of transactions which resulted in a change in control of the Company, the Company acquired all the issued and outstanding stock in Argosy Mining G.m.b.H., an Austrian company ("Argosy"), from Argosy Mining Corp, a Canadian company ("Argosy Mining"). As a result of the purchase of the stock of Argosy, the Company acquired 100% of the ownership interests in nine gold exploration properties located in Austria and the business of the Company changed from the sale of resort home sites and panelized public housing to gold mining and exploration, in particular the evaluation, exploration and development of gold mining prospects located in Austria.

     Until the change in control in the Company and the acquisition by the Company of the stock of Argosy in December, 1996, the business activities of the Company during 1996 were limited by lack of capital, no operational business plan and the lack of paid employees. The Company had nominal revenue from operations in 1996. During 1996, the Company had become an inactive corporation and was actively marketed by its directors as a company available for acquisition by another corporation seeking to merge its business into a reporting entity.

The Change In Control and Acquisition of Argosy.

     Starting in September, 1996, a series of transactions were initiated by the Company, Argosy Mining and Mercury Immobililen Und Verwatungs A.G., a company incorporated under the laws of Switzerland ("Mercury"), which resulted in the sale of the Company's remaining inventory of development resort lots, adoption of a new strategic business direction, through the sale of its wholly owned subsidiaries, purchase of all the shares of Argosy and the change in control of the Company. These transactions are summarized below.

     (a) By agreement, dated September 3, 1996, the Company sold 200,000 shares of common stock at $.25 per share to Florian Riedl-Riedenstein and 200,000 shares of common stock at $.25 to a private investor. The subscriptions were accepted and the shares issued by the Company in January, 1997. The $100,000 raised was used by the Company in partial payment of the costs and expenses incurred in the preparation and closing by the Company of the divestiture of the assets of the Company, purchase of all the shares of Argosy and the change in control of the Company. Mr. Riedl-Riedenstein has since become the Chairman, President and Chief Executive Officer of the Company.

     (b) By agreement, dated November 27, 1996, which closed on December 17, 1996, Mercury purchased 54,367,551 shares of common stock of the Company from Arendscor (Canada) Inc. representing 77.2% of the outstanding common shares of the Company, and became the controlling shareholder of the Company. The consideration for the purchase was $10,000. The completion of the stock purchase was conditioned, among other things, on the simultaneous closing of the purchase of Argosy by the Company.

     (c) On November 28, 1996, the Company transferred to Danca Investments Inc., an affiliate of Arendscor (Canada) Inc., the then controlling shareholder of the Company, all of the interest of the Company in its three wholly owned subsidiaries, NRC Inc., Arendswood Homes Inc. and National Building Systems Inc. This transaction divested the Company of its three wholly-owned subsidiaries and certain of its remaining development resort lots. The consideration for the transfer was the assumption by Danca Investments Inc. of $142,874 in obligations owed by the Company to Arendscor (Canada) Inc. No independent valuation of the assets transferred by the Company to Danca Investments Inc. was received. However, the transaction was approved by the shareholders of the Company at the 1995 Annual Meeting of the Shareholders.

     (d) By agreement, dated November 30, 1996, which closed on December 17, 1996, the Company acquired all the issued and outstanding stock of Argosy from Argosy Mining, an unaffiliated entity. Argosy holds interests in nine gold mining prospects in Austria. The consideration for the purchase was C$250,000 in cash paid by the Company and 1,000,000 shares of common stock of the Company transferred to Argosy Mining by Mercury. The agreement provides that an additional 1,000,000 shares of common stock would be transferred to Argosy Mining by Mercury if the Company did not register the original 1,000,000 shares of common stock with the Securities and Exchange Commission for resale within three months following the closing date. Mercury deposited 1,000,000 shares of common stock of the Company in escrow for this purpose. Such condition was not satisfied and, therefore, the shares were transferred to Argosy Mining Corp pursuant to the terms of the escrow.

     (e) By agreement, dated December 6, 1996, Erzbergbau Radhausberg G.m.b.H., ("Erzbergbau"), the seller of the mining properties to Argosy Mining, agreed to the sale and transfer of the properties from Argosy Mining to the Company and the Company agreed to assume the obligations relating to the properties in the agreement between Erzbergbau and Argosy Mining. By agreement, dated December 6, 1996, Erzbergbau agreed to the full settlement of the amount due from Argosy for the properties of $1,000,000 by the transfer of 300,000 shares of common stock of the Company to Erzbergbau from Mercury and Erzbergbau released the Company from any further obligations set forth in the agreement between Erzbergbau and Argosy Mining and in the agreement referred to above.

     (f) On December 12, 1996, Mercury entered into Put/Escrow Agreements with a number of shareholders of the Company. The agreements provide that certain shareholders may require Mercury to purchase additional shares of common stock from them at $.10 per share during a period from September 12, 1997 to September 27, 1997. The put option expires if the shares covered have been registered by the Company with the Securities and Exchange Commission for resale in the United States and have been freely tradeable at a price above $.10 for more than ten consecutive days after registration and prior to receipt by the Company of a notice of exercise. As part of the agreement, the Company deposited cash of $100,000 in escrow equal to one-half the option price, and Mercury deposited 1,000,000 shares of the common stock of the Company held by Mercury to secure the Put/Escrow Agreement. The Put/Escrow Agreements cover a total of 2,000,000 shares of the Company, including 1,223,200 shares held by Arendscor (Canada) Inc., 88,000 shares held by Edward Jan Smith (a director of the Company), 100,000 shares held by Matthew Gaasenbeek, III (a director of the Company), 8,800 shares held by Lisa Hoekwater, 240,000 shares held by John B. Overzet (a former director of the Company), 100,000 shares held by Arthur Walker (a former director of the Company), and 240,000 shares held by Jack Wrobel (a former director of the Company).

     As a result of these transactions, the Company achieved its objective of reorganizing its business affairs through the sale of its remaining inventory of development resort lots, adoption of a new strategic business direction, and the search for a new controlling shareholder. Consequently, the business plan of the Company changed and the Company became engaged in gold mining and exploration, in particular the location, evaluation, acquisition, exploration and development of precious metal mining prospects and to that end to own, acquire, improve, develop, sell, lease, and convey lands or mineral claims or any right, title or interest therein, and to search, explore, prospect or drill for and exploit ores and minerals therein or thereupon.

New Business Plan.

     The Company, by and through Argosy, holds 100% of the ownership interests in nine gold prospecting properties in Austria, as listed below:

Property                         Location                      Square Kilometers
--------                         --------                      -----------------

Schellgaden North and            South Salzburg                   39.4 sq. kms.
Schellgaden South                North Carinthia                  37.4 sq. kms.

Goldeck West - Siflitz and       South Carinthia                  27.6 sq. kms.
Goldeck East - Siflitz           South Carinthia                  31.6 sq. kms.

Kreuzeck West
Rabant-Gurskerkammer -
Fundkofel and                    South West Carinthia             23.9 sq. kms.
Kreuzeck East - Lengholz         South Carinthia                  20.5 sq. kms.

Kliening and                     East Carinthia                   27.4 sq. kms.
Kliening West - Buchbauer        East Carinthia                   27.4 sq. kms.

Strassegg-Gasen                  North Styria                     12.3 sq. kms.

     All these properties have been centers of gold mining activities dating back at least 1,000 years with intermittently flourishing gold production continuing into the late 19th century. Repeated attempts to explore and revive the areas' gold potential during the first half of the 20th century were curtailed by political instability and the two World Wars. Extensive underground workings from the old mining periods are still accessible at the Schellgaden, Goldeck Siflitz and Kreuzeck gold properties.

     In 1995, Argosy conducted underground channel sampling programs in old mines on the Schellgaden and Goldeck Siflitz properties to test for the gold potential of the in situ ore. Subsequently, four diamond core drill holes were made at the Schellgaden North property and three at the Goldeck Siflitz property. With analysis of previous exploration data and the new information generated by the channel sampling and core drilling, a new understanding of the Schellgaden North gold property's geology and structural model reveals what management of the Company believes to be excellent potential for this ancient mining area.

     In order to further examine the potential of these sites, the Company plans a new diamond core drilling program to be conducted over an area of 500 by 1500 meters in the Schellgaden North property, which includes old workings. A total of six to eight diamond core holes are expected to be drilled to a depth of approximately 300 meters in the Schellgaden North property in the summer and fall of 1997. The cost of this project is approximately $600,000, which the

Company will seek to fund through equity or debt financing. There can be no assurance that the Company will be successful in such funding efforts. After the core is drilled, the samples will be analyzed for geologic attributes and the presence of gold. Based on the result of the core samples, the Company will decide whether to drill additional core samples to confirm or support its findings, develop a program to develop and prove the reserve in the area, or abandon the site.

     It is expected that should a gold reserve be found, confirmed and proven, that the Company will seek either to enter into a joint venture agreement with an operator to extract the gold from the area or will sell the property outright to realize its value. There can be no assurance that a gold reserve will ever be found, confirmed and proven or that the Company will ever be able to realize the value of the find through a joint venture arrangement or sale of the property.

     Although the Schellgaden North property is the first priority for further exploration, an evaluation of the future exploration potential of the other eight properties is ongoing under the direction of Dr. Hans R. Klob, Vice President, Exploration of the Company. The Company may engage in prospecting and development of core drilling programs with respect to the other properties.

     In addition to the present sites held by the Company, the Company is evaluating other potential acquisitions as well, including sites in Switzerland, Ghana and British Columbia, Canada. There can be no assurance that any other sites will be acquired by Company.

     The development of the Company's new business plan is intended to be financed by future debt or equity financing. There can be no assurance that the business plan of the Company will be successful and will result in significant revenue and profit to the Company. The gold mining properties acquired by the Company are non-producing prospects where Management of the Company believes that precious metal, in particular gold, may be present in commercially viable quantities. The development of the business plan of the Company is dependent, in part, on the ability of the Company to raise additional financing to fund the proposed development activities and to pay operating expenses. There can be no assurance that the Company will be able to procure such additional financing on terms acceptable to it or at all and any equity financing acquired by the Company will likely result in dilution of the interests of present shareholders. The search for precious metal deposits that can be profitably produced is extremely high risk and development requires large capital outlays and operational expertise.

Austrian Mining Laws and Regulations

     The properties presently held by the Company are located in and subject to the laws of the Republic of Austria. In Austria, public duties and responsibilities are divided between the Republic of Austria and its nine provinces (Vienna, Lower Austria, Burgenland, Styria, Upper Austria, Carinthia, Salzburg, Tyrol, Vorarlberg). According to the 1975 Mining Law, mining in Austria is controlled by special federal authorities ("Mining Authorities").

     Mining Authorities of first stage are the Regional Mining Authorities, special and professional federal authorities, and the Federal Minister for Economic Affairs (second and appealing stage). Mining Authorities report directly to the Federal Minister. There are six regional mining authorities in Austria, located in Vienna (Vienna, Lower Austria, Burgenland); Graz (East- and West-Styria), Leoben (Upper-Styria); Klagenfurt (Carinthia); Innsbruck (Tyrol, Vorarlberg): Salzburg (Salzburg, Upper Austria). The Federal Ministry for Economic Affairs (Vienna) is divided into several departments. Mining is subject to Department VII ("Supreme Mining Authority").

     The  Mining   Authorities   are  charged   with   significant   duties  and
responsibilities, including issuance of mining licenses, prevention of dangers, legislation, optimal use of deposits and education of miners and foremen.

     The legal framework for the Austrian mining industry is the 1975 Mining Law, as amended. This law applies to the prospecting, exploration, exploitation, storage and processing of mineral raw materials "free for mining," "state owned mineral raw materials" and "land owner's mineral raw materials." The law also applies to mining carried out in the course of exploration and exploitation, processing of other mineral commodities and exploration and investigation of geological structures suitable for storing liquid and gaseous hydrocarbons, and storing hydrocarbons etc. These provisions also apply to mining aspects of exploration and supervision of activities in respect of geothermal energy and the utilization of geothermal heat, where tunnels, shafts and wells of more than 100 meters are used, the exploration of the earth crust for its suitability for storing any substances and the utilization of workings in closed down mine sites and other purposes than the production of mineral commodities.

     Exploration is considered to be divided into two phases: the initial search, followed by investigation. The permits required vary slightly depending upon the classification of minerals:

     Mineral raw materials free for mining:

     1. All mineral raw materials from which iron, manganese, chromium, molybdenum, tungsten, vanadium, titanium, zirconium, cobalt, nickel, copper, silver, gold, platinum and PG-elements, zinc, mercury, lead, tin, bismuth, antimony, arsenic, sulfur, aluminum, beryllium lithium, rare earths or compounds of these elements can be produced, in as far as they are not listed below or represent state owned, land owner's or other mineral raw materials.

     2. Gypsum, anhydrite, barite, fluorite, graphite, talc, china clay (kaolin) and leucophyllite.

     3. All types of coal and oil shale.

     Prospecting for "free for mining" mineral raw materials requires a prospection permit, entitling the holder to search for such minerals within the jurisdiction of the Regional Mining Authority. It does not confer an exclusive right. Conversely, an exploration license confers an exclusive right for "free for mining" mineral raw materials within a specified area located in the area of jurisdiction of the respective Regional Mining Authority. Mining of those mineral raw materials requires a mining-permit.

     "State owned mineral raw materials" belong to the federal state and comprise the following types of minerals:

     1. Rock salt and all salt occurring together with rock salt.

     2. Hydrocarbons.

     3. Minerals containing uranium and thorium.

     The rights for exploration of these minerals can be granted to persons meeting certain criteria through a civil right contract by the Federal Minister of Economic Affairs in consent with the Federal Minister of Finance on behalf of the state. The right to explore for salt has been ceded by law to an Austrian public company in the salt business.

     "Land owner's mineral raw materials" are comprised of the following minerals:

     Magnesite, mica, illite clay and other expandable clays, quartz, quartz rock, and quartzitic sand, in as far as suitable for the manufacturing of glass or fireproof products or as starting material for the manufacture of cement;
clays, in as far as suitable for the manufacture of fireproof or acid-proof products, cements, brick work and other ceramic products; dolomite, in as far as suitable for the manufacture of fireproof products; limestone, in as far as suitable for the manufacture of quick lime or as starting material for the manufacture of cement or as aggregate for metallurgical processes; marl, in as far as suitable for the manufacture of cements; basaltic rock, in as far as suitable for the manufacture of fireproof products or of rock wool; bentonite, kieselgur, asbestos, feldspar, trass, andalusite, sillimanite and disthene.

     A prospecting permit to search followed by an exploration permit to investigate is needed for the above mentioned minerals. Both permits are issued by the Regional Mining Authority.

     All minerals not listed above are subject to the category of "other mineral raw materials."

     Prospecting on surface for "other mineral raw materials" and their production requires a license according to the 1994 Trade Law. In case of underground activities, commencing of mining has to be reported to the Regional Mining Authority.

     The holder of mining rights enjoys certain rights. Under certain conditions he may - in the course of exploration and production utilize other minerals not listed in his mining right title as well. The Mining Law furthermore allows use of mine waters. Mine waters may be utilized when ever required for mining operations as long it does not merge with permanent surface waters.

     The holder of the mining rights may also engage himself in processing minerals and their benefication (pelletizing, bricketing, drying, roasting, carbonizing, coking, gasefying, liquefying and solution) of minerals or making a suspension during processing in accordance with operational and local conditions and further processing to a saleable product. He is also entitled to use mines for purposes other than exploitation of minerals to bring in or to store goods in geological structures in as far as these operations do not interfere with the production and the storage of minerals.

     The holder of the mining rights is faced with special obligations as well. Opening and closing of mines have to be announced in right time in advance. During mining operations the holder of the mining rights has to take care for life and health of persons, objects in the property of others and not transferred to him for use to protect the environment, deposit and surface to provide reclamation of surface after ending mining activities. Concerning the protection of the environment he is obliged to do everything to prevent any permanent damage to soil, vegetation and livestock.

     If a person not belonging to the mining company comes to death or suffers from injury to his body or health or an object is damaged by a mining operation this is referred as a mining damage.

     Mining activities must be carried out in such a way to avoid emissions in the best way according to the latest technology. It's the duty of the holder of the mining rights to follow up mine maps under the supervision of a mine surveyor. In the case of any accident occurring in other mining operations the holder of the mining rights is obliged to send rescue men and equipment upon request in as far as this does not disturb its own operation.

     Mineral production and the storage of any hydrocarbons in geological structures has to be done in accordance with a written plan, which needs to be approved by the Regional Mining Authority in respect of the operations envisaged and the measures planned. This is not applicable to small enterprises. Small enterprises are mining enterprises or independent operational units of a mining enterprise employing less than 40 persons on regular base. In case of land owners minerals production may be commenced or recommenced after an interruption of more than five years on the base of exploration and production plans approved by the Regional Mining Authority.

     Where a mining enterprise consists of several independent units, the holder of mining rights has to appoint a manager, a deputy manager and technical supervisors for each unit. In small enterprises, where operational hazards can be expected to remain at a low level, multiple appointments of responsible persons are allowed. The holder of the mining rights also has to appoint a responsible mine-surveyor for each mine. Multiple appointments by several holders of mining rights are allowed as well. Any appointment is subject for approval by the Mining Authority.

     Holders of mining rights jointly owning a mining right title or jointly entrusted with the use of a mining right title and also single holders of mining rights residing abroad permanently or legal persons or commercial law companies are obliged to appoint a person living in Austria, authorized to receive legally valid orders and written communications by the Mining Authorities.

     Mining areas must be clearly entered in the land use plan. Buildings and other installations not serving the purpose of mining operations may be constructed in mining areas upon obtaining a special permit by the mining authority only.

     General Considerations.

     The value of the Company's properties and exploration results may be affected by the prices of precious metals, especially gold, and by the cost of extracting the precious metals. During 1996, gold prices fluctuated from a low of $368 to a high of $415 per ounce. During the last ten years, gold prices have averaged $403 per ounce and stayed over $300 per ounce while modern heap leach technologies has allowed lower grades of ore bodies to be mined. For several years, this trend created a resurgence in the United States and internationally in the traditional gold producing areas, of exploration activity for gold in the minerals industry.

     The availability of mining prospects is dependent upon the Company's ability to negotiate leases or concessions with property owners or to locate claims pursuant to laws of the particular jurisdiction.

     Other than its mining agreements, the Company has no patents, trademarks, licenses or franchises material to its operations. The properties in which the Company has an interest in Austria are accessible throughout the year. If mineralized deposits are discovered under claims or leases in which the Company owns an interest, the economic viability of the deposit may depend upon numerous factors not within the Company's control, including the selling price of minerals, the extent of other domestic production, proximity and capacity of water and mills, and the effect of state, federal or foreign government regulations.

     Competition in the Company's industry occurs almost exclusively in the acquisition of mining properties because the market price for gold is determined by market factors and conditions that are beyond the Company's control. The exploration for, development of and acquisition of gold and other precious metal properties are subject to intense competition. The principal methods of competition include: (i) bonus payments at the time of lease acquisition, (ii) delay rentals and advance royalty payments, (iii) the use of differential royalty rates, (iv) the amount of annual rental payments, (v) exploration and production commitments by the lessee and (vi) staking claims. Companies with greater financial resources, larger staffs and labor forces, and more equipment for exploration and development may be in a more advantageous position than the Company to compete for such mineral properties. Management believes that competition for acquiring mineral prospects will continue to be intense.

     The mining industry, including the business of Company, must follow strict local, state and federal regulations imposed in each country where it operates to maintain environmental quality. As a result, the Company is subject to the environmental regulations in Austria with regard to mining properties. To the best knowledge of management, the Company's Austrian project complies with all present environmental regulations and laws. Continued compliance is not anticipated to result in any additional material capital and/or operating costs. However, it can not be known at this time what additional future laws and regulations might be adopted in Austria or elsewhere, nor their effect, if any, on the Company.

     As of June 2, 1997, the Company did not have any employees. Its directors and officers are not engaged full time in the prosecution of the Company's business. The Company has retained the services of a consulting geologist, Dr. Hans Klob, to assist it in its operations, on a part time basis and has appointed him Vice President, Exploration of the Company. Dr. Klob served in a similar capacity for Argosy Mining. No employees are expected to be hired throughout this fiscal year unless the activities of the Company expand and its new business plan develops. However, the Company intends to hire consultants to assist it in its operations.

     When used in this Annual Report on Form 10-KSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in any oral statements made by the Company, the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "plans," and similar expressions are intended to identify  "forward  looking  statements"  within  the  meaning  of  the  Private
Securities Litigation Reform Act of 1995. A forward looking statement is not historical fact and whether the statement comes true is subject to risks and uncertainties. The actual results or activities of the Company will likely differ from the projected results or activities of the Company. Forward looking statements include the proposed business plan of the Company, the planned development of the Company's mining properties in Austria, the commencement dates and the costs of diamond core drilling and exploration activities, the future acquisition of mining properties, the procurement of future financing to fund the Company's operations, and the compliance with environmental and other mining laws in Austria. Factors that could cause actual results to differ materially from projected results include, among others, risks and uncertainties relating to general domestic and international economic and political conditions, risks associated with mining operations in Austria, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the ability of the Company to raise financing on a favorable basis to the Company or at all, and general financial and stock market conditions. Readers are cautioned not to put undue reliance on forward-looking statements. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that the Company will ever obtain significant revenue or profitability. The Company disclaims any intent or obligation to update publicly the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by applicable laws.

Item 2.  DESCRIPTION OF PROPERTY

Summary.

     The Company, by and through its wholly owned subsidiary Argosy, owns 100% of the ownership interests in nine mining properties located in Austria. All nine properties have been centers of gold mining activities dating back at least 1,000 years with intermittently flourishing gold production continuing into the late 19th century. Repeated attempts to explore and revive the areas' gold potential during the first half of the 20th century were curtailed by political upheaval and the two World Wars. Access to the nine properties of the Company in Austria is favorable as the area has a well developed infrastructure and none of the properties lie in remote mountain areas.

     The following is a description of the Company's mineral properties.

     Schellgaden North and Schellgaden South. The Schellgaden North property extends from South Salzburg into North Carinthia Province, Austria. The property consists of 39.4 square kilometers. The property consists of 82 leases, 36 leases in Salzburg and 46 leases in Carinthia. The current lease term is for a two year period, January 1, 1996 to December 31, 1997. It is in this property that the initial exploration and evaluation activities of the Company are scheduled to take place. The Schellgaden North site is part of a historically significant gold mining district. A series of ancient gold mines lies along the outcrop of a gneiss-micaschist-amphibolite series, called the Storz and Kareck Formations on the eastern rim of the Tauern Window. The gold ore is a fine grained stratabound quartz-sulfide layer, that occurs in three different mineralized horizons.

     The Schellgaden South Property is located in Northern Carinthia, Austria. The property consists of 37.4 square kilometers and is located to the south of the Schellgaden North property. This area is less significant than Schellgaden North from a historical viewpoint in terms of number of mines once operating and the extent of ore recovered. The property consists of 75 leases in Carinthia. The current lease term is for a two year period, January 1, 1996 to December 31, 1997.

     Access to the Schellgaden North and South properties is by Tauemautobahn A-10, the major freeway link between Munich-Salzburg-Klagenfurt-Italy. A federal highway, B-99, runs parallel. Small access roads frequently lead into the concession area over the whole North-South extension of about 29 kilometers between the town of St. Michael in Salzburg and Gmund in Northern Carinthia.

     Management determined to commence operations on this property as reported gold grades were sufficiently high and underground workings from the old mining operations periods are still accessible at the site. It was on the Schellgaden North site that the prior owner, Argosy Mining, conducted limited exploration activities. During the first phase of this program conducted by Argosy Mining, the old underground mines were channel sampled and assayed by Bondar-Clegg in Vancouver, Canada after sample preparation by The University of Salzburg Geoscience Lab. The samples showed evidence of gold with grades ranging at an average of 5-15 g Au/t. During the second phase four diamond core drill holes were dug to a maximum depth of 100 meters in the south of the Stublbau Mine to learn about the tectonic structure and to test the southern continuation of the ore horizon of the mine. Drilling started in September 1995 and ended in October 1995. Based on the results of the study of the geologist for Argosy Mining, Dr. Hans R. Klob, who now has been appointed Vice President, Exploration of the Company, demonstrated the possibility that an area once viewed as medieval gold mining following along a single stratabound quartz-sulfide-gold layer may be a horizon of at least four different ore bearing levels of 2 to 10 meters thickness with one to several single quartz-ore beds of centimeter- to meter thickness.

     The core drilling samples showed two systems of en echelon type block faulting, one striking North-South with varying down-thrust to the east, the other striking West-East with down thrust to the North, usually with small vertical throw amounts. The formation usually dips gently to the east.

     During the summer and fall of 1997, the Company intends to conduct a new core drilling program over an area of 500 by 1500 meters on the property overlying the main old workings. A total of six to eight diamond core holes are expected to be drilled to a depth of approximately 300 meters. The projected cost of this project is approximately $600,000. After the core is drilled, the samples will be analyzed for geologic attributes and the presence of gold by Bondar-Clegg, Canada or another acceptable assay laboratory. Based on the result of the core samples, the Company will decide whether to abandon the site, drill additional core samples to confirm or support its findings or develop a program to develop and prove the reserve in the area. The program of the Company is intended to confirm the results of the prior study conducted by Argosy Mining and to determine the potential gold reserve in the area.

     Goldeck West - Siflitz and Goldeck East - Siflitz. The Goldeck West-Siflitz Property is located in South Carinthia, Austria. The property area is of 27.6 square kilometers and consists of 57 leases. The current lease term is for a two year period, January 1, 1996 to December 31, 1997. This property was acquired by Argosy directly from the Austrian Government in 1995. The property is located within the Kreuzeck-Goldeck Gold district in the southern part of the Austrian Province of Carinthia. This district has been the site of numerous mines for gold and antimony from the early middle ages on and the last of the mines closed down in the early 1950's. The Goldeck East-Siflitz Property is located in South Carinthia, Austria. The property consists of 31.6 square kilometers and consists of 64 different leases. The current lease term is for a two year period, January 1, 1997 to December 31, 1998. The property is also part of the Kreuzeck-Goldeck Gold district and lies to the east of the Goldeck West-Siflitz property. Argosy obtained the exploration rights to this area directly from the Austrian Government in 1995 when studies and drilling at Goldeck Siflitz area indicated a continuation of gold bearing structures further to the east.

     Access to the Goldeck West - Siflitz and Goldeck East - Siflitz is by a federal highway, B- 100, which runs East/West along the Drau River. A dense network of secondary roads accesses the two properties, which have been historic centers of gold mining.

     The Kreuzeck-Goldeck Mountains cover an area of over 600 square kilometers with predominantly retrograde mica schist, garnet-mica schist intercalated by quartzites. Bands of marble, rare in the Kreuzeck Mountains in the west, reach greater abundance and thickness in the Goldeck Range in the east. Metavolcanic intercalations are frequent throughout the whole area, with basalts and rhyolites as well as andesitic to rhyolitic meta-tuffs and tuffites. While amphibolite (meta-basalt) bands in the west are maximally 30 meters thick, in the eastern Kreuzeck up to 500 meters have been observed. Numerous small granodiorite intrusions of Alpidic age (26-40 million years) have intruded the metamorphic series. At the Goldeck Range, a direct continuation of the Kreuzeck Mountains in the west across the Drau Valley, a sometimes incomplete threefold repetition of mixed pelitic-psammitic-volcanic lithologies and carbonates is typical.

     A large number of ore occurrences of different types have been known and mined in the Kreuzeck-Goldeck Range, many believed stratabound, a number bound to massive tectonic shear zones, especially in the Goldeck-Siflitz area, with gold-arsenopyrite-stibnite associations. During the height of mining, between 1460 and 1560, despite primitive mining methods and poor recovery rates, it is reported that annual production over the whole area may have reached a maximum of 4,000 kilograms of gold.

     The Company's exploration activities are currently focused on the Schellgaden North. Exploration programs will be developed for Goldeck West - Siflitz and Goldeck East - Siflitz based on the availability of capital and developments on the Schellgaden North property.

     Kreuzeck West - Rabant. The Kreuzeck West - Rabant Property is located in Western Carinthia Province and extends into East-Tyrol Province, Austria. The property consists of 23.9 square kilometers and is made up of 44 leases in Carinthia and 5 leases in East Tyrol. The current lease term is for a two year period, January 1, 1996 to December 31, 1997. This property is the western most property in the Kreuzeck-Goldeck Gold district and has been an area of active mining from the Middle Ages to the 1950s when the Rabant and Gurskerkammer Mines were closed down by the Bleiberger Bergwerks Union ("BBU"). BBU mined the area for lead, zinc and antimony. The BBU still owns the mining rights around the Gurskerkammer Mine, but Argosy was granted exploration rights covering the whole area, and the mining rights are being reviewed by the Carinthian Department of Mines. The Company expects that the rights granted to the BBU will be annulled. Until, and if, the rights are lifted, the Company cannot conduct exploration operations in the area.

     Access to the Kreuzeck West property is by a federal highway, B-100 which runs East/West along the Drau River. A dense network of secondary roads accesses the property, which has been a historic center of gold mining.

     From the west of the lease block to the east, former mining activities seem to reveal a certain trend or zoning from predominantly stibnite ore bodies (Rabant) to stibnite and arsenopyrite-gold at the center (Gurskerkammer Mine) to gold (silver) in the east (Fundkofel Mine). While the Rabant-area stibnite ore bodies with a lenticular to layer-like shape, similar to the Gurskerkammer Mine stibnite ore and arsenopyrite-gold mineralizations, are said to be stratiform, the Fundkofel Mine gold was found in vein-type, discordant structures.

     At the Knappenstube mine, north of Fundkofel, only a massive sulfide ore body is distinctly stratabound. Gold values vary strongly, are generally very low and of no commercial interest. Thickness of the massive sulfide ore varies from 0.1 to 2.2 meters, with additional impregnations up to three meters in the host rock. Ore minerals are pyrite, pyrrhotite, sphalerite, chalcopyrite, galena and arsenopyrite. High gold grades seem to coincide with galena-quartz veining penetrating massive sulfide ore.

     The Gurskerkammer Mine is easily accessible and the drill target would be arsenopyrite-gold impregnated light green meta-tuffite in the hanging wall of stibnite ore, dipping 45o NNE with grades ranging over 10 g Au/t. Stibnite was mined from lenticular stibnite-quartz ore bodies along a major shear zone with graphitic and argillaceous material.

     The Rabant Mine is no longer accessible, as most entrances have collapsed. The lenticular stibnite ore bodies are reported to contain fine intergrowth of pyrite and arsenopyrite with gold contents ranging from 1 to 35 g Au/t.

     The Fundkofel Mine offers very limited access. Gold was mined in this location in the late Middle Ages. In the 1920s, a major mine development effort took place with tunneling along three different levels, entrances to which have collapsed. The mine is characterized by a series of chlorite-amphibolite schist, meta-tuffites and mica schists trending West-East and dipping 34-40o north. They are intersected by steeper dipping to vertical gold-bearing veins. These veins normally pinch out within the mica schist, but open up in the metavolcanics.

     More exploration, core samples and review needs to be done in this area prior to ascertaining the potential for gold extraction. However, the work cannot be done until the rights of the BBU are resolved.

     The Company's exploration activities are currently focused on the Schellgaden North. Exploration programs will be developed for Kreuzeck West-Rabant based on the availability of capital and developments on the Schellgaden North property.

     Kreuzeck East - Lengholz. The Kreuzeck East - Lengholz property is located in SouthWestern Carinthia, Austria. The property consists of 20.5 square kilometers and is made up of 42 leases. The current lease term is for a two year period, January 1, 1996 to December 31, 1997. The Kreuzeck East property covers the southern slope of the Eastern Kreuzeck Mountains between Steinfeld in the west and Lessnig in the east. The property includes two famous old mining districts, the rich gold mines north of Lengholz and the stibnite deposits of Lessnig-Radlberg. The mines in this area have been shut down and inaccessible for many years. At both old mine centers, mica schists with minor greenschists are host rock to the mineralization, with a general East-West strike and 35-60o dip to the north. The Lengholz mine was opened in 1544 when gold was discovered and closed down in the 17th century.

     Access to the Kreuzeck East property is by a federal highway, B-100 which runs East/West along the Drau River. A dense network of secondary roads accesses the property, which has been a historic center of gold mining.

     The Company's exploration activities are currently focused on the Schellgaden North. Exploration programs will be developed for Kreuzeck East - Lengholz based on the availability of capital and developments on the Schellgaden North property.

     Kliening and Kliening West - Buchbauer. The Kliening and Kliening West properties are located in Eastern Carinthia, Austria. Each property consists of
27.4 square kilometers and are made up of 54 different leases. The current lease term is for a two year period, January 1, 1996 to December 31, 1997 and January 1, 1996 to December 31, 1998 respectively. The Kliening Gold Mining District lies west of Bad St. Leonhard in the Upper Lavant Valley, the NNW of the village of Kliening in eastern Carinthia. At Kliening, at least nine different steeply Northeast dipping veins have been reported. Mineralized structures have been traced over 1000 meters along strike, average spacing between the veins at about 50 meters.

     Access to the Kliening properties from Vienna or Klagenfurt is over the Austrian Sudautobahn, the federal highway A-2. The properties are located between the town of Bad St. Leonard/Lavanttal and the Klippitztorl mountain pass, about 10 kilometers to the west, with a secondary road link via the old gold mining town of Kliening.

     The polymetallic sulfide association is dominated by arsenopyrite with pyrite, galena, ag- tetrahedrite, and bismuth. Gold also occurs in milimeter-grains as free gold within quartz and chlorite. Host rocks are metamorphic schists. A program of core samples in the 1980's were inconclusive due to high losses of core material.

     At Kliening West, the property contains a geologic zone with banded gneisses, marble and schists intruded by pegmatitic bodies. Main faulting is NW trending, minor faulting NE. The gold mineralization is bound to NW striking quartz-arsenopyrite veins along sheer zones.

     In 1990, samples taken from Kliening West were analyzed and yielded 0.2 g Au/t to 0.40 ounces Au/t.

     The  Company's   exploration   activities  are  currently  focused  on  the
Schellgaden North. Exploration programs will be developed for Kliening and Kliening West - Buchbauer based on the availability of capital and developments on the Schellgaden North property.

     Strassegg-Gasen. The Strassegg-Gasen Property is located in Northern Styria, Austria. The property consists of 12.3 square kilometers and is made up of 25 leases. The current lease term is for a two year period from January 1, 1997 to December 31, 1998. The Strassegg-Gasen Property is located about 15 kilometers east of the district center Bruck/Mur, province of Styria. Extensive, but shallow, underground mining of gold and arsenopyrite dates back to the Middle Ages. A great number of collapsed mine entrances, pits and mine dumps have been mapped by an exploration project conducted in the 1980s.

     The Strassegg-Gasen property lies in Northern Styria, south of the town of Murzzuschlag in the Mur Valley and east of the industrial center of
Bruck/Mar-Kapfenberg. Access is by the main Vienna-Klagenfurt road link A-2/S-6/S-35. The property is bounded by a provincial road, which connects to main highways. A dense network of small roads and trails provides easy access to the property, which has been a center of historic mining activities.

     At the Strassegg-Gasen Property ancient mining activities followed along a NNW-SSE striking trend within a band of greenschists for about 2.5 kilometers. Traces of mining there have been found also over a vertical extent of 200 meters. The mining district was important for both gold as well as arsenopyrite production. The polymetallic mineral association contains arsenopyrite, galena, sphalerite, minor chalcopyrite and traces of rare complex Ag-sulfides.

     Two types of mineralizations are described, a series of parallel quartz-sulfide veins, more or less parallel along strike to the schistosity of the greenschist host rock, but more steeply dipping, with a maximal thickness of
1.5 meters, with locally massive sulfides, and a horizon with massive sulfide nodules in greenschists with thickness to 2.5 meters and mainly arsenopyrite.

     An airborne geo-MAG survey of the area discovered a strong magnetic anomaly down-dip from the outcropping greenschist series, seat of the historic gold mine workings. The anomaly shows a certain NNW-SSE elongation with a maximum magnetic susceptibility of 300 n Tesla. Computer calculations to model the anomaly are presently undertaken at the Institute for Geophysics at the University of Vienna in an attempt to define the parameters of the anomaly more closely. The Company's geologist believes that the anomaly is caused by a massive sulfidic ore body located at an estimated depth of about 300 meters. Such a massive sulfide ore body is believed to be the source for the numerous gold-sulfide veins mined during historic times close to the surface.

     Subject to favorable results of the present computer modeling attempts on the anomaly, an initially limited exploratory core drill program is planned in the future.

     The Company's exploration activities are currently focused on the Schellgaden North. Exploration programs will be developed for Strassegg-Gasen based on the availability of capital and developments on the Schellgaden North property.

     The mining rights to all nine Austrian properties are held by currently valid and maintained leases which expire, in part on December 31, 1997 and in part on December 31, 1998.

     Under Austrian federal law, the annual fee requirement for all exploration claims and concessions is ATS 120.00 (approximately $9.72) for each claim, or ATS 60,240.00 (approximately $4,879.44) for all 502 claims on the nine mining properties. The bill is received by the concession holder for the properties annually from the Highest Mining Authority seated at the Federal Ministry of Economic Affairs in Vienna, Austria. An additional annual fee may be charged by the provincial Mine Department Offices, which administers and grants exploration and mining permits and approves exploration work programs. The provincial Mine Department Offices can charge an annual renewal administrative fee of ATS 20.00 (approximately $1.62) per claim to cover administrative costs of concession maintenance, registry and renewal. This fee amounts to ATS 720.00 (approximately $58.32) in Salzburg, ATS 100.00 (approximately $8.10) in Innsbruck (East Tyrol), and ATS 6,350.00 (approximately $514.35) in Klagenfurt (Carinthia). The Departments of Graz and Leoben have not charged any fees in the past two years. There are no fee requirements to local administrations or to local land owners on or under whose properties the explorations work is conducted. The only payments to land owners that may take place are negotiated payments of compensation for actual/possible losses from the exploration and mining activities and the granting of access to and over the property. These fees tend to be between ATS 3,000.00 (approximately $243.00) to ATS 10,000.00 (approximately $810.00).

     To maintain exploration rights and concessions under applicable Austrian law, the Company has to submit a work program with detailed descriptions of the type, extent and purpose of the planned exploration activities and schedule of work. Also, the Company must provide an estimate of the cost of the program combined with evidence of the financial means to complete the program. In addition, the Company must provide a description of equipment required, transportation needed and the safety measures taken to protect workers. Once a program is completed, or at the end of each year, the Company must submit a work program report indicating the results of the program.

     The Company is in the process of procuring permits for the planned Schellgaden North diamond drilling program scheduled for the summer and fall of 1997. There can be no assurance that the permits will be granted, or, if granted, that they will be granted in a timely manner. The work program calls for up to eight 300 meter diamond core drill holes. After the work is completed, or at year's end, the Company will submit a report to the Mine Department Office which will validate the work and results for the purpose of continuation and/or renewal of its respective claims. Management believes that this work program is sufficient for all nine Austrian properties held by the Company to be renewed at year end for an additional two year period, but there can be no assurance of this result.

     The exploration and mining rights held by the Company can be forfeited or canceled by the Mining Authorities in the case of repeated breach of the provisions and regulations of the mining law or repeated neglect of the requirements stated by the Mining Authorities by the lease holder or their authorized representative. The exploration and mining rights may also be canceled by non-payment of the yearly claim fees. Under Austrian law, land rights and mineral rights are equal and coexist for each others benefit. A land owner may object to a work plan but cannot stop the plan as long as the program is economically, legally and environmentally sound. The law encourages negotiation and cooperation between land owners and holders of mineral rights.

Item 3.  LEGAL PROCEEDINGS

     The Company is party to one legal action related to the prior business of the Company. On March 2, 1995, a lawsuit was filed in the 98th District Court in Travis County, State of Texas, alleging liability for the deaths of two people and the destruction of a mobile home allegedly manufactured by the Company in a fire. The lawsuit seeks unspecified damages. The Company intends to vigorously defend this action. The legal defense of the Company is being provided by the insurance carrier for the Company and management does not consider a loss or judgment above the limits of insurance probable.

     While the outcome of this and any other legal action cannot be predicted with certainty, it is the opinion of the Management of the Company that this action, when finally resolved, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 1996 to a vote of security holders.







                     - THIS AREA INTENTIONALLY LEFT BLANK -

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to December 7, 1994, the Company's common stock had been listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange. On December 4, 1994, these stock exchanges suspended trading in the Company's common stock. The suspension was a result of the failure of the Company to continue to meet the listing requirements with the New York Stock Exchange. The Company appealed suspension, but, on May 24, 1995, the Company was delisted from the New York and Chicago Stock Exchanges and, on April 11, 1996, the Company was delisted from the Pacific Stock Exchange. The Company's common stock now trades over-the-counter on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "NEIT."

     The following is the range of high and low bid information for the shares of the common stock of the Company for each quarter in 1995 and 1996. This information was obtained from the Trading and Market Services division of The Nasdaq Stock Market, Inc. The information provided is over-the-counter market quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        Quarter Ending                     High Bid                  Low Bid
        --------------                     --------                  -------

        March 31, 1995                     None                      None
        June 30, 1995                      None                      None
        September 30, 1995                 0.125                     0.03
        December 31, 1995                  0.125                     0.03125
        March 31, 1996                     0.07                      0.03125
        June 30, 1996                      0.0313                    0.001
        September 30, 1996                 0.04                      0.001
        December 31, 1996                  0.08                      0.02

     As of July 1, 1997, the Company had approximately 6,000 shareholders of record.

     The Company has not paid any cash dividends on its common stock since 1973 and does not intend to pay any cash dividends in the foreseeable future.

     During 1996, the Company sold the following unregistered shares:

          (1) On September 3, 1996, the Company sold 200,000 shares of common stock at $.25 per share to Florian Riedl-Riedenstein and 200,000 shares of common stock at $.25 per share to a private investor. The subscriptions were accepted and the shares issued by the Company in January, 1997. The $100,000 raised was used by the Company to pay the costs and expenses incurred in the preparation and closing by the Company of the divestiture of the assets of the Company, purchase of all the shares of Argosy and the change in control of the Company. Mr. Riedl-Riedenstein has since become the Chairman, President and Chief Executive Officer of the Company. No underwriter or sales agent was used in this transaction and no commissions were paid for this transaction. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

          (2) On December 17, 1996, the Company sold 1,800,000 shares of common stock at $.25 per share to a private investor. The subscription was accepted and the shares issued by the Company in January, 1997. The $450,000 raised was used by the Company to pay the costs and expenses incurred in the preparation and closing by the Company of the divestiture of the assets of the Company, purchase of all the shares of Argosy and the change in control of the Company. A finder's fee of $36,000 was paid in connection with this transaction. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     Prior to December 1996, the Company derived revenues from the operations of its real estate development operations. The Company, however, as of December 1996, has discontinued such real estate development operations and has commenced new operations in the mining industry.

Results of Operations

     Since emerging from bankruptcy in 1992, the Company incurred losses from its now discontinued real estate development operations. In 1995, the Company realized net income from such operations of $371,484. However, such net income is largely as a result of a forgiveness of accrued interest on the Company's indebtedness to its then major shareholder in the amount of $596,410. Without such extraordinary gain from debt forgiveness, the Company would have incurred a net loss from operations of $224,926.

     In 1996, the Company incurred a net loss from its now discontinued real estate development operations of $32,660. Such net loss for 1996 was due to an excess of general and administrative costs ($67,452, including a management fee of $12,000) over the Company's net gains from land sales of $34,792.

     In addition to the $67,452 in general and administrative expenses from discontinued operations, the Company had only an additional $10,285 in general and administrative expenses in 1996, for a total of $77,737. This is in contrast to the Company's general and administrative expenses for 1995 of $269,578. This was due to the fact that during 1996 the Company had become an inactive corporation with no paid employees.

Liquidity and Capital Resources

     As a result of the series of transactions through which the Company discontinued its real estate development operations, a change of control of the Company was effected and nine gold exploration properties in Austria were acquired, the Company does not have capital with which to pursue its new business plan. Of the Company's $495,342 of total assets as of December 31, 1996, $200,192 constituted deferred exploration costs and $100,000 was being held as a security deposit, thus leaving only $170,150 in cash and $25,000 in accounts receivable.

     To remedy a lack of capital in amounts sufficient to pursue its new business plan, the Company is currently considering various capital raising options, including, but not limited to, a significant equity financing. However, there can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable the Company to pursue its new business plan.






                        - THIS AREA INTENTIONALLY BLANK -

Item 7.  FINANCIAL STATEMENTS.


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of National Enterprises, Inc.

We have audited the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and changes in shareholders' deficit of National Enterprises, Inc. as of and for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of National Enterprises, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the two years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on April 10, 1992, the Company was reorganized under Chapter 11 of the U. S. Bankruptcy Code. Under the Plan of Reorganization most of the operating assets have been sold or transferred to a liquidating trust for the benefit of creditors. During 1996, the Company sold its subsidiaries which held all of its remaining operating assets. It then acquired a new subsidiary which owned certain mineral concessions. These concessions are unproven and the Company's ability to establish ongoing operations is dependent upon these rights being commercially developed and the Company's ability to raise adequate capital to develop them. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

                                                           JAMES SMITH & COMPANY
                                                      A Professional Corporation
Dallas, Texas
June 30, 1997

                           NATIONAL ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 1996 and 1995

                                                                        1996            1995
                                                                        ----            ----
ASSETS
       Current Assets
              Cash ............................................   $    170,150    $      1,937
              Accounts receivable .............................         25,000            --
              Security Deposit ................................        100,000            --
                                                                  ------------    ------------
       Total Current Assets ............................               295,150           1,937

       Mineral Properties and Deferred Exploration Costs .......       200,192            --
                                                                  ------------    ------------

Total Assets ..................................................   $    495,342    $      1,937
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
       Accounts payable .......................................   $     37,703    $     69,054
       Other accrued expenses .................................         67,370          57,370
       Loans payable - related parties (Note 5) ...............           --           158,584
       Net liabilities of discontinued operations .............           --            13,592
                                                                  ------------    ------------

Total Current Liabilities .....................................        105,073         298,600
                                                                  ------------    ------------

Commitments and Contingencies (Note 6)

Shareholders' Equity (Deficit)
       Preferred stock, 10,000,000 shares authorized,
              none issued .....................................           --              --
       Common stock, no par value, 1,000,000,000
              shares authorized, 70,387,698 and
              69,416,698 shares issued and outstanding
              in 1996 and 1995, respectively ..................     47,258,893      47,183,763
       Common stock subscriptions .............................        514,000            --
       Common stock transferred by Affiliate (Note 1) .........        (46,000)           --
       Accumulated deficit ....................................    (47,336,624)    (47,480,426)
                                                                  ------------    ------------
Total Shareholders' Equity (Deficit) ..........................        390,269        (296,663)
                                                                  ------------    ------------

Total Liabilities and Shareholders' Equity (Deficit) ..........   $    495,342    $      1,937
                                                                  ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods Ended December 31, 1996 and 1995


                                                                                1996            1995
                                                                                ----            ----
Income
       Interest income .................................................     $      1,661    $      2,445

Expenses
       General and administrative ......................................           10,285         145,032
                                                                             ------------    ------------

Loss from continuing operations ........................................           (8,624)       (142,587)

Discontinued operations
       Income (loss) from operations of subsidiaries (Note 7) ..........          (32,660)        371,484

       Gain on disposal of fully owned subsidiaries ....................          185,086            --
                                                                             ------------    ------------

       Net Income ......................................................     $    143,802    $    228,897
                                                                             ============    ============

Net loss per share of common stock from
continuing operations ..................................................     $       0.00    $       0.00
                                                                             ============    ============

Net income per share of common stock ...................................     $       0.00    $       0.01
                                                                             ============    ============

Weighted average number of shares of common
stock outstanding ......................................................       69,566,083      46,007,433
                                                                             ============    ============





     The accompanying notes are an integral part of these consolidated financial statements.



                           NATIONAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Periods Ended December 31, 1996 and 1995

                                                                            1996          1995
                                                                            ----          ----
Cash flows from operating activities
       Net income .....................................................   $ 143,802    $ 228,897
       Adjustments to reconcile net income to net
        cash provided (used) by operating activities
           Increase in accounts receivable ............................     (25,000)        --
           Increase in security deposit ...............................    (100,000)        --
           (Decrease) increase in accounts payable ....................     (31,351)      23,613
           (Decrease) increase in accrued expenses ....................      10,000     (485,292)
                                                                          ---------    ---------

Net cash used by operating activities .................................      (2,549)    (232,782)
                                                                          ---------    ---------

Cash flows from investing activities
       Mineral property acquisition costs .............................    (200,192)        --
       Increase (decrease) in assets of discontinued operations .......     (13,592)      60,763
                                                                          ---------    ---------

Net cash provided (used) by investing activities ......................    (213,784)      60,763
                                                                          ---------    ---------

Cash flows from financing activities
       Short-term borrowings - related party ..........................        --         57,425
       Payment on borrowings - related party ..........................    (158,584)     (15,000)
       Proceeds from sale of common stock subscriptions ...............     514,000         --
       Proceeds from sale of common stock .............................      29,130       95,000
                                                                          ---------    ---------

Net cash provided by financing activities .............................     384,546      137,425
                                                                          ---------    ---------

Net increase (decrease) in cash .......................................     168,213      (34,594)

Cash at beginning of year .............................................       1,937       36,531
                                                                          ---------    ---------

Cash at end of year ...................................................   $ 170,150    $   1,937
                                                                          =========    =========

Non-cash transactions
       Conversion  of debt to common  stock (Note 4)
       Transfer of common stock by Affiliate (Note 1)

     The accompanying notes are an integral part of these consolidated financial statements.

                           NATIONAL ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                    Common Stock            Common        Additional                      Common Stock
                                ---------------------        Stock          Paid-in     Accumulated      Transferred by
                                Shares         Amount     Subscriptions     Capital        Deficit          Affiliate      Total
                                ------         ------     -------------   ----------    -----------      --------------    -----

January 1, 1995 .........     19,036,698   $  9,327,499   $     --     $ 35,432,264    $(47,709,323)   $       --      $ (2,949,560)

Sale of common stock ....      3,800,000      1,900,000         --       (1,805,000)           --              --            95,000

Change to no par value
from $.50 per share .....           --       33,627,264         --      (33,627,264)           --              --              --

Convert note payable to
major shareholder into
shares of common stock ..     46,580,000      2,329,000         --             --              --              --         2,329,000


1995 net income .........           --             --           --             --           228,897            --           228,897
                            ------------    -----------   ----------   ------------    ------------    ------------    ------------

December 31, 1995 .......     69,416,698     47,183,763         --             --       (47,480,426)           --          (296,663)

Sale of common stock
subscriptions ...........           --             --        514,000           --              --              --           514,000

Exercise of stock options        971,000         29,130         --             --              --              --            29,130

Transfer of common stock
    by Affiliate ........           --           46,000         --             --              --           (46,000)           --

1996 net income .........           --             --           --             --           143,802            --           143,802
                            ------------   ------------   ----------   ------------    ------------    ------------    ------------

December 31, 1996 .......     70,387,698   $ 47,258,893   $  514,000   $       --      $(47,336,624)   $    (46,000)   $    390,269
                            ============   ============   ==========   ============    ============    ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                           National Enterprises, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

National Enterprises, Inc. (National) was incorporated under the laws of the state of Indiana in 1940. National emerged from bankruptcy proceedings under Chapter 11 of Title 11 of the United States Code pursuant to a Plan of Reorganization (the Plan) which was confirmed by the United States Bankruptcy Court for the Eastern District of Virginia on April 10, 1992. Under the Plan, substantially all of National's manufacturing and operating assets were transferred to a liquidating trust for the benefit of the Company's creditors. During 1996, National changed its operations to gold exploration and development business by liquidating its remaining assets in real estate development business and acquiring the mineral interests in nine gold exploration properties located in Austria. National is in the exploration stage and has not, as yet, any commercial production.

On December 17, 1996, a change in control of National was accomplished by Mercury Immobililen Und Verwatungs A.G., a Switzerland corporation (Mercury), purchasing 54,367,551 shares of common stock of the Company from Arendscor (Canada) Inc., a Canadian corporation (Arendscor).

Discontinued Operations

On December 11, 1996, National transferred the ownership of its wholly owned subsidiaries; NRC, Inc., Arendswood Homes, Inc. and National Building Systems, Inc. (the Former Subsidiaries); to Danca Investments, Inc., an affiliate of Arendscor as payment in full for all debts outstanding to Arendscor and its affiliates. The transfer of the Former Subsidiaries constitutes a disposal of substantially all of National's real estate development operations. The operating results of the Former Subsidiaries have been segregated as discontinued in the accompanying consolidated financial statements. The income statements for 1995 have been restated and operating results of the discontinued operations are also shown separately.

Acquisition of Argosy Mining G.m.b.H.

On December 17, 1996, National acquired all the issued and outstanding stock of Argosy Mining G.m.b.H., an Austrian corporation (Argosy G.m.b.H.), from Argosy Mining Corp., a Canadian corporation (Argosy Mining), and its related mineral rights to explore for gold reserves in nine prospects located in Austria. The consideration for the transaction included the payment by the Company of $200,192 in cash and the transfer to Argosy Mining from Mercury of 2,300,000 shares of common stock in National, valued at $.02 per share, representing the lowest bid price during the quarter ending December 31, 1996, for an aggregate amount of $46,000. The transfer of shares by Mercury on behalf of National has been accounted for in the accompanying consolidated balance sheets as an increase in common stock in the amount of $46,000 with a corresponding deduction

                           National Enterprises, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995
                                   (continued)

to shareholders' deficit in the amount of $46,000 and separately disclosed as "common stock transferred by affiliate". The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the respective date of acquisition. The results of operations since December 17, 1996, are included in the accompanying consolidated financial statements.

The following summarized pro forma information assumes the acquisition had occurred on January 1, 1995:

                                                1996                   1995
                                           --------------          ------------

     Income                                $        5,661          $    230,445
                                           ==============          ============

     Loss from continuing operations         $    (65,624)           $ (212,587)
                                            =============           ===========

     Net income                            $       81,802          $    157,897
                                           ==============          ============

Principles of Consolidation

The consolidated  financial  statements include the accounts of National and its
subsidiaries.   All  significant  intercompany  transactions  and  accounts  are eliminated from the consolidated financial statements.

Revenue Recognition

National recognized the sale of residential construction and resort property when the sale closed. National did not provide any financing on these contracts.

Mineral Properties and Deferred Exploration Costs

Costs relating to the acquisition, exploration and development of non-producing mining properties held by National are capitalized until such time as either economically recoverable reserves are established, or the properties are sold or abandoned. Proceeds from sale of properties and earn-in arrangements in which National has retained an economic interest are credited against property costs and no gain is recognized until all costs have been fully recovered.

Amounts recorded for mineral properties and deferred costs represent costs incurred to-date and are not intended to reflect present or future values. The recoverability of amounts shown for mineral properties and related deferred costs is dependent upon the discovery of economically recoverable reserves, confirmation of National's interest in the underlying mineral claims, the ability of National to obtain necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

                           National Enterprises, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995
                                   (continued)

Income Taxes

National has net operating loss carryforwards to offset the current taxable income. The sale of the Former Subsidiaries eliminated substantially all of the remaining net operating loss because it was related to those subsidiaries' operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For purposes of the statements of cash flows, National considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common shares of stock outstanding. Options, when dilutive, have been included in the calculation of weighted average number of shares outstanding.

NOTE 2 - INCOME TAXES

The transactions in 1996 eliminated virtually all of National's tax net operating loss carryforward. The net income for the year will be offset by the carryforward utilization, but the remaining losses were substantially attributable to the subsidiaries. As a result, as of the end of 1996, National has no remaining loss or credit carryforwards available for use in future years.

NOTE 3 - STOCK OPTION PLAN

On June 1, 1994, National adopted a non-qualified stock option plan subject to shareholder approval, which approval was obtained on June 15, 1995. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 1,500,000 of Common Stock to key employees of the Company, including officers and directors. During 1994, options on 1,475,000 shares were granted at an exercise price of $.03 per share. The options are fully vested after six months and must be exercised within ten years of the date of grant. On November 29, 1996, certain officers, directors and former employees of the Company exercised stock options for 971,000 shares of common stock. The remaining stock options outstanding were canceled.

                           National Enterprises, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995
                                   (continued)

NOTE 4 - COMMON STOCK

During 1996, National sold subscriptions for 2,200,000 shares of common stock at $.25 per share net of expenses of $36,000 for aggregate proceeds of $514,000. The shares of common stock were issued January 16, 1997.

On December 12, 1996, Mercury entered into Put/Escrow Agreements with a number of shareholders of National. The agreements provide that certain shareholders may require Mercury to purchase shares of common stock from the shareholders at $.10 per share during a period from September 12, 1997 to September 27, 1997. The put option expires if the shares covered have been registered by National with the Securities and Exchange Commission for resale in the United States and have been freely tradeable at a price above $.10 for more than ten consecutive days after registration. As part of the agreement, National deposited cash of $100,000 in escrow equal to one-half the option price, and Mercury deposited 1,000,000 shares of National's common stock held by Mercury to secure the Put/Escrow Agreement. The Put/Escrow Agreements cover a total of 2,000,000 shares of National.

During 1995, the shareholders approved Arendscor's offer to exchange its $2,329,000 note for 46,580,000 shares of common stock. An amendment to National's Articles of Incorporation and Bylaws was made to increase the number of shares authorized to be issued to 1,000,000,000 and to change the par value of the stock from $.50 to no par value. This amendment is reflected throughout the consolidated financial statements by combining the common stock and capital in excess of par value accounts.

During 1995, National sold 3,800,000 shares of common stock at $.025 per share for aggregate proceeds of $95,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

In 1996, National transferred the ownership of its wholly owned subsidiaries; NRC, Inc., Arendswood Homes, Inc., and National Building Systems, Inc. to Danca Investments, Inc., an affiliate of Arendscor (Canada), Inc., as payment in full of all debts outstanding to Arendscor (Canada), Inc., and its affiliates.

In 1995, National issued 46,580,000 shares of its common stock to its major shareholder, Arendscor (Canada), in return for cancellation of a note payable to Arendscor in the amount of $2,329,000 and forgiveness of accrued interest in the amount of $596,410. As a result, Arendscor and its affiliates own a total of 56,496,551 shares of common stock. This represents eighty-two percent of the common shares outstanding.

                           National Enterprises, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995
                                   (continued)

In 1995, National sold 229 mobile home lots to an affiliate of Arendscor for a total sales price in the amount of $71,563. This price is the approximate fair market value of these lots. The lots sold were recorded on the books at a net book value of $71,563. Accrued property taxes in the amount of $60,113 were assumed by the purchaser.

In 1995, National paid North American Property Associates, Ltd., (NAPA), an affiliate of Arendscor, $5,000 per month. This amount approximated the cost of management and administrative salaries, rent and utilities incurred by NAPA for the benefit of National. This arrangement ceased on December 31, 1995, when the management of National's remaining business activities was moved to Toronto. In 1996, the Company paid a management fee of $1,000 per month to NAPA. Other costs are incurred for National's benefit by another affiliate who is reimbursed for these actual costs.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Company was named as a Third Party Defendant by a defendant in a lawsuit filed by a former employee of the Company. This defendant manufactured the equipment involved in the accident. The Company's liability to the former employee was satisfied by workers compensation insurance. This lawsuit was settled in 1996 at no cost to the Company.

In 1995, the Company transferred certain resort home sites and undeveloped acreage in full settlement of a judgment in the amount of $157,000 rendered in 1992 in a lawsuit against one of the Former Subsidiaries. The property so transferred had been fully reserved in 1992, following the verdict.
Therefore, no loss was incurred in 1995.

NOTE 7 - DISCONTINUED OPERATIONS

The income (loss) from discontinued operations for the years ended December 31, 1996 and 1995, consists of the following:

                                                                    1996         1995
                                                                    ----         ----

Land sales ...................................................   $ 492,320    $ 122,738
Other income .................................................        --         10,030
Less cost of sales ...........................................    (457,528)    (119,878)
                                                                 ---------    ---------
                                                                    34,792       12,890

General and administrative (including management
fees of $12,000 in 1996 and $60,000 in 1995) (Note 5) ........      67,452      124,546
Interest expense - related parties (Note 5) ..................        --        104,118
Property taxes ...............................................        --          8,477
Depreciation .................................................        --            675
                                                                 ---------    ---------
                                                                    67,452      237,816
Net loss from discontinued operations before
extraordinary item ...........................................     (32,660)    (224,926)

Extraordinary gain from debt forgiveness -
related party (Note 5) .......................................        --        596,410
                                                                 ---------    ---------

Net income (loss) from discontinued operations ...............   $ (32,660)   $ 371,484
                                                                 =========    =========

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

 Directors and Executive Officers of the Company.

     Listed below are the names, ages (as of May 31, 1997) of each of the directors and executive officers of the Company:

                                    Positions Held              Directorship or Office
Name                        Age     With the Company            Held Since
----                        ---     ----------------            ----------------------

Florian Riedl-Riedenstein   55      Director, Chairman,                 1996
                                    President and Chief
                                    Executive Officer

D. Campbell Deacon          49      Director                            1994

Edward Jan Smith            48      Director                            1996

C.W. Leigh Cassidy, C.A.    40      Vice President, Chief               1996
                                    Financial Officer and
                                    Secretary

Matthew Gaasenbeek, III     66      Director                            1993

Dr. Hans R. Klob            50      Vice President, Exploration         1997

     No arrangement or understanding exists between any director or executive officer and any other person under which any director or executive officer was elected. All of the above officers and directors have been elected for a term of one year or until a successor is elected. Directors are subject to election annually by the shareholders. Directors are elected by a simple plurality of the vote of the shareholders. There are no family relationships by blood, marriage or adoption among any of the officers or significant employees of the Company.

     Florian Riedl-Riedenstein. Mr. Riedl-Riedenstein has been a director and Chairman of the Company since December, 1996 and has been President and Chief Executive Officer of the Company since July, 1997. Mr. Riedl-Riedenstein is Vice Chairman and a Director of Tri Star Gold Corp. (1996), a Director of Coral Gold

Corp. (1994), a Director of Bralorne Pioneer Gold Corp. (1994) and a Director of Levon Resources Ltd. (1996). He is formerly Chairman and Chief Executive Officer of Strand Resources (1993-1996) and Managing Director of Investment Department of Schoeller & Co., Bank AG (1969-1990).

     D. Campbell Deacon. Mr. Campbell has been a director of the Company since 1994 and served as President and Chief Executive Officer of the Company from 1994 until July, 1997. He has been the President and Chief Executive Officer of United Tri-Star Resources Corporation since 1994 and was the Chairman and Chief Executive Officer of the investment banking firm of Deacon, Barclays, de Zoete Wedd from 1986 to 1994. Mercury, the majority shareholder of the Company, is also a significant shareholder in United Tri-Star Resources Corporation.

     C.W. Leigh Cassidy, C.A. Mr. Cassidy has been the Vice President, Chief Financial Officer and Secretary of the Company since December, 1996. Since 1996, Mr. Cassidy has been Vice President, CFO of United Tri-Star Resources Ltd., International Reef Resources Ltd., Tri-Star Gold Corp. Previously, he was Vice President, CFO of Emtech Ltd. (1993-1995), Vice President, CFO, Taramira Inc. (1992-1993), Group Vice President, CFO, Household Financial Corporation (1987-
1992).

     Edward Jan Smith. Mr. Smith has been a director of the Company since 1996. From 1993 to 1996, he was the Secretary, Vice President, Finance and Chief Financial Officer of the Company. Since leaving the Company, he has been Vice President and Chief Financial Officer of MacLean Oddy & Associates, a wholesale insurance brokerage firm. He was a principal in Smith, Sibley & Co., from 1991 to 1993 and was with Price Waterhouse from 1980 to 1991. In 1994, the Securities and Exchange Commission announced the settlement of a Rule 2(e) administrative proceeding brought against Mr. Smith and one other person in connection with audits performed in 1987 and 1988 of another company when Mr. Smith was a partner in Price Waterhouse. The settlement was reached to end an investigation that had been in progress for five years. Under the terms of the settlement, Mr. Smith did not admit or deny the charges and was barred from practicing before the Commission as an auditor for a period of nine months. The terms of the settlement does not limit or restrict, in any way, Mr. Smith's acting as a director of the Company.

     Matthew Gaasenbeek III. Mr. Gaasenbeek has been a director of the Company since 1993. In 1997, he became an associate with Sharwood and Company, a corporate finance intermediary. Since 1983 he has been the President of Northern Crown Capital Corporation and since 1992 has been a director of Royal Oak Mines. Previously, Mr. Gaasenbeek was President of Camico Inc. (1983-1991). Mr. Gaasenbeek is also currently a director of several non-profit environmental organizations.

     Dr. Hans R. Klob. Dr. Klob has been Vice President, Exploration of the Company since 1997. He is a professional geologist and economist with over 26 years experience in exploration, mining, project management and planning. Dr. Klob has acted as a consulting geologist on many projects. From 1978 to 1984 he held various management positions with Austrian OMV and SOHIO Petroleum. Since 1984, he has conducted consulting services for clients through HRK International of San Francisco. During his career, he has served many small and large organizations in the mining industry, such as Bechtel Engineering, Fluor Daniel, Placer Dome US, St. Joe Gold-Dallhold Resources, Doyon Limited, Amoco Production. He also has served as a consultant to foreign governments such as Turkey, Rwanda and Nicaragua.

     Since 1995, Dr. Klob was General Manager of Argosy Mining's Austrian subsidiary, which was purchased by the Company in December, 1996. In this position, as exploration manager for Argosy Mining, he brought the Schellgaden North gold property to the status of a geology inferred world class gold resource. Dr. Klob, through HRK Consultants, is currently a consultant to the Company. Based on his advice, the Schellgaden North property will be the main target of the Company's 1997 diamond core drill program in Austria to drill prove the indicated resource.

Item 10.  EXECUTIVE COMPENSATION.

     For the years 1994, 1995 and 1996, no compensation was awarded to, earned by, or paid to the Chief Executive Officer of the Company and no executive officer of the Company received a total annual salary and bonus in excess of $100,000.

     Directors receive no cash compensation for their services. The Company reimburses Directors for out-of-pocket expenses incurred to attend Directors meetings.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Security ownership of all beneficial owners of more than 5% of the outstanding common stock of the Company as of June 2, 1997 and management.

Name and Address of                     Amount and Nature of          Percent of
Beneficial Owner                        Beneficial Ownership          Class
-------------------                     --------------------          ----------

Mercury Immobilien und                  52,067,551                    71.73%
Verwaltungs AG                          Owned Directly
Eleonorenstrasse 2, Postfach 324
8028 Zurich, Switzerland

Florian Riedl-Riedenstein               250,000                         .34%
A-3034 Maria-Anzbach                    Owned Directly
Tannhof - 1   AUSTRIA
D. Campbell Deacon                      Nil                           Nil
300, 90 Adelaide Street West
Toronto, Ontario   M5H 3V9

Matthew Gaasenbeek, III                 480,000                         .66%
Sharwood and Company                    Owned by Spouse
300-8 King Street East
Toronto, Ontario  M5C 1R5


Edward Jan Smith                        110,000                         .15%
Maclean, Oddy & Assoc. Inc.
1445 Ross Avenue, Suite 3900,
Dallas, Texas   75202-2791

Directors and
Executive Officers as a Group           840,000                        1.15%
(six persons)

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1996, National transferred the ownership of its wholly owned subsidiaries, NRC, Inc., Arendswood Homes, Inc., and National Building Systems, Inc., to Danca Investments, Inc., an affiliate of Arendscor (Canada), Inc., as payment in full of all debts outstanding to Arendscor (Canada), Inc., and its affiliates.

     On December 12, 1996, Mercury entered into Put/Escrow Agreements with a number of shareholders of the Company. The agreements provide that certain shareholders may require Mercury to purchase additional shares of common stock from them at $.10 per share during a period from September 12, 1997 to September 27, 1997. The put option expires if the shares covered have been registered by the Company with the Securities and Exchange commission for resale in the United States and have been freely tradeable at a price above $.10 for more than ten consecutive days after registration and prior to receipt by the Company of a notice of exercise. As part of the agreement, the Company deposited cash of $100,000 in escrow equal to one-half the option price, and Mercury deposited 1,000,000 shares of the common stock of the Company held by Mercury to secure the Put/Escrow Agreement. The Put/Escrow Agreements cover a total of 2,000,000 shares of the Company, including 1,223,200 shares held by Arendscor (Canada) Inc., 88,000 shares held by Edward Jan Smith (a director of the Company), 100,000 shares held by Matthew Gaasenbeek, III (a director of the Company), 8,800 shares held by Lisa Hoekwater, 240,000 shares held by John B. Overzet (a former director of the Company), 100,000 shares held by Arthur Walker (a former director of the Company), and 240,000 shares held by Jack Wrobel (a former director of the Company).

     By agreement, dated December 6, 1996, Erzbergbau Radhausberg G.m.b.H., ("Erzbergbau"), the seller of the mining properties to Argosy Mining, agreed to the sale and transfer of the properties from Argosy Mining to the Company and the Company agreed to assume the obligations relating to the properties in the agreement between Erzbergbau and Argosy Mining. By agreement, dated December 6, 1996, Erzbergbau agreed to the full settlement of the amount due from Argosy for the properties of $1,000,000 by the transfer of 300,000 shares of common stock of the Company to Erzbergbau from Mercury and Erzbergbau released the Company from any further obligations set forth in the agreement between Erzbergbau and Argosy Mining and in the agreement referred to above.

     By agreement, dated November 30, 1996, which closed on December 17, 1996, the Company acquired all the issued and outstanding stock of Argosy from Argosy Mining, an unaffiliated entity. Argosy holds interests in nine gold mining prospects in Austria. The consideration for the purchase was C$ 250,000 paid by the Company and 1,000,000 shares of common stock of the Company held by Mercury. The agreement provided that an additional 1,000,000 shares of common stock will be transferred to Argosy Mining by Mercury if the Company does not register the original 1,000,000 shares of common stock with the Securities and Exchange

Commission for resale within three months following the closing date. Mercury deposited 1,000,000 shares of common stock of the Company in escrow for this purpose and the shares were transferred to Argosy Mining Corp pursuant to the terms of the escrow.

     On November 28, 1996, the Company transferred to Danca Investments Inc., an affiliate of Arendscor (Canada) Inc., the then controlling shareholder of the Company, all of the interest of the Company in its three wholly owned subsidiaries, NRC Inc., Arendswood Homes Inc. and National Building Systems Inc. This transaction divested the Company of its three wholly-owned subsidiaries and certain of its remaining development resort lots. The consideration for the transfer was the assumption by Danca Investments Inc. of $142,874 in obligations owed by the Company to Arendscor (Canada) Inc. No independent valuation of the assets transferred by the Company to Danca Investments Inc. was received. However, the transaction was approved by the shareholders of the Company at the 1995 Annual Meeting of the Shareholders.

     By agreement, dated November 27, 1996, which closed on December 17, 1996, Mercury purchased 54,367,551 shares of common stock of the Company from Arendscor (Canada) Inc. representing 77.2% of the outstanding common shares of the Company, and became the controlling shareholder of the Company. The consideration for the purchase was $10,000. The completion of the stock purchase was conditioned, among other things, on the simultaneous closing of the purchase of Argosy by the Company.

     By agreement, dated September 3, 1996, the Company sold 200,000 shares of common stock at $.25 per share to Florian Riedl-Riedenstein and 200,000 shares of common stock at $.25 to a private investor. The subscriptions were accepted and the shares issued by the Company in January, 1997. The $100,000 raised was used by the Company in partial payment of the costs and expenses incurred in the preparation and closing by the Company of the divestiture of the assets of the Company, purchase of all the shares of Argosy and the change in control of the Company. Mr. Riedl-Riedenstein has since become the Chairman, President and Chief Executive Officer of the Company.

     In 1995, National issued 46,580,000 shares of its common stock to its major shareholder, Arendscor (Canada), in return for cancellation of a note payable to Arendscor in the amount of $2,329,000 and forgiveness of accrued interest in the amount of $596,410. As a result, Arendscor and its affiliates own a total of 56,496,551 shares of common stock. At the time this represented eighty-two percent of the common shares outstanding.

     In 1995, National sold 229 mobile home lots to an affiliate of Arendscor for a total sales price in the amount of $71,563. This price is the approximate fair market value of these lots. The lots sold were recorded on the books at a net book value of $71,563. Accrued property taxes in the amount of $60,113 were assumed by the purchaser.

     In 1995, National paid North American Property Associates, Ltd., (NAPA), an affiliate of Arendscor, $5,000 per month. This amount approximated the cost of management and administrative salaries, rent and utilities incurred by NAPA for the benefit of National. This arrangement ceased on December 31, 1995, when the management of National's remaining business activities was moved to Toronto. In 1996, the Company paid a management fee of $1,000 per month to NAPA. Other costs are incurred for National's benefit by another affiliate who is reimbursed for these actual costs.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         Exhibit   Item 601
         No.       Category   Exhibit

         1           3(ii)    Amended  By-Laws of  National  Enterprises,  Inc.,
                              adopted  February 11, 1972 as amended to March 15,
                              1993.*

         2           10(i)    Share Purchase Agreement, dated November 28, 1996,
                              among   National   Enterprises   Inc.   and  Danca
                              Investments Inc., pertaining to the sale of all of the issued and outstanding shares of NRC, Inc.
                              Filed as Exhibit  1.I to Form 8-K filed  March 27,
                              1997 and incorporated herein by reference.

         3           10(i)    Share Purchase Agreement, dated November 28, 1996,
                              among   National   Enterprises   Inc.   and  Danca
                              Investments Inc., pertaining to the sale of all of the issued and outstanding shares of National
                              Building  Systems,  Inc.  Filed as Exhibit 1.II to
                              Form 8-K filed March 27, 1997 and incorporated herein by reference.

         4           10(i)    Share Purchase Agreement, dated November 28, 1996,
                              among   National   Enterprises   Inc.   and  Danca
                              Investments Inc. pertaining, to the sale of all of the issued and outstanding shares of Arendswood
                              Homes, Inc. Filed as Exhibit 1.III to Form 8-K filed March 27, 1997 and incorporated herein by reference.

         5           10(i)    Agreement, dated November 30, 1997, among National
                              Enterprises, Inc., Argosy Mining Corp. and Mercury
                              Immobilien und Verwaltungs AG, pertaining to the acquisition of Argosy Mining G.m.B.H. Filed as
                              Exhibit 2.IV to Form 8- K filed March 27, 1997 and incorporated herein by reference.

         6           10(ii)   National  Enterprises,   Inc.  1994  Stock  Option
                              Plan.*

         7           21      List of subsidiaries of National Enterprises, Inc.*

         8           27      Financial Data Schedule.*

     *Filed herewith.

     (b) Reports on Form 8-K

     None filing the fiscal quarter ended December 31, 1996.

                                 SIGNATURES

     In  accordance  with  Section  13 or 15(d) of the  Exchange  Act,  the
registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.

NATIONAL ENTERPRISES, INC.


By:     /s/  Florian Riedl Riedenstein                    Date:    July 18, 1997
        -----------------------------------------------
        Florian Riedl Riedenstein, Chairman, President,
        Chief Executive Officer (Principal
        Executive Officer), and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:     /s/ C. W. Leigh Cassidy                            Date:   July 18, 1997
        -------------------------------------------------
        C. W. Leigh Cassidy, Vice President,
        Chief Financial Officer (Principal
        Financial and Accounting Officer)
        and Secretary


By:     /s/ D. Campbell Deacon                             Date:   July 18, 1997
        ------------------------------------------------
        D. Campbell Deacon, Director


By:     /s/ Edward Jan Smith                               Date:   July 18, 1997
        --------------------------------------------------
       Edward Jan Smith, Director


By:     /s/ Matthew Gassenbeck, III                        Date:   July 18, 1997
        ----------------------------------------------
        Matthew Gaasenbeek, III, Director

                                 EXHIBIT INDEX

Exhibit       Description                                             Page No.
-------       -----------                                             -------

  1  3(ii)    Amended  By-Laws of  National  Enterprises,  Inc.,
              adopted  February 11, 1972 as amended to March 15,
              1993.

  2  10(i)    Share Purchase Agreement, dated November 28, 1996,       N/A
              among   National   Enterprises   Inc.   and  Danca
              Investments Inc., pertaining to the sale of all of the issued and outstanding shares of NRC, Inc.
              Filed as Exhibit  1.I to Form 8-K filed  March 27,
              1997 and incorporated herein by reference.

  3  10(i)    Share Purchase Agreement, dated November 28, 1996,       N/A
              among   National   Enterprises   Inc.   and  Danca
              Investments Inc., pertaining to the sale of all of the issued and outstanding shares of National
              Building  Systems,  Inc.  Filed as Exhibit 1.II to
              Form 8-K filed March 27, 1997 and incorporated herein by reference.

  4  10(i)    Share Purchase Agreement, dated November 28, 1996,       N/A
              among   National   Enterprises   Inc.   and  Danca
              Investments Inc. pertaining, to the sale of all of the issued and outstanding shares of Arendswood
              Homes, Inc. Filed as Exhibit 1.III to Form 8-K filed March 27, 1997 and incorporated herein by reference.

  5  10(i)    Agreement, dated November 30, 1997, among National       N/A
              Enterprises, Inc., Argosy Mining Corp. and Mercury
              Immobilien und Verwaltungs AG, pertaining to the acquisition of Argosy Mining G.m.B.H. Filed as
              Exhibit 2.IV to Form 8- K filed March 27, 1997 and incorporated herein by reference.

  6  10(ii)   National  Enterprises,   Inc.  1994  Stock  Option
              Plan.

  7  21      List of subsidiaries of National Enterprises, Inc.

  8  27      Financial Data Schedule.