Form 10QSB
period 1997-03-31
NATIONAL ENTERPRISES INC
filed 1997-07-25
CIK 70202

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

[ ] TRANSITION  REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934
For the transition period from                     to                   .
                               -------------------    ------------------
Commission file number 1-4799

                           NATIONAL ENTERPRISES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Indiana                                        35-0540454
 ---------------------------                    ------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

      90 Adelaide Street West, Suite 300, Toronto, Ontario, Canada M5H 3V9
      --------------------------------------------------------------------
                     (Address of principal executive office)

                                  416-363-8300
                            -------------------------
                           (Issuer's telephone number)

                                      N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL ENTERPRISES INC.
Consolidated Balance Sheets

as at March 31                                                    1997              1996
------------------------------------------------------------------------------------------

                         Assets

Current assets
  Cash .................................................... $       43,519    $        982
  Accounts receivable .....................................         50,000               0
  Security deposit ........................................        100,000               0
                                                               -----------    ------------
                                                                   193,519             982

Mineral property and deferred exploration costs ...........        230,886               0
                                                               -----------    ------------

                                                            $      424,405    $        982
                                                              ============    ============
            Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities ................ $       91,643          89,342
  Loans payable - related parties .........................              0         165,184
  Net liabilities of discontinued operations ..............              0          49,733
                                                              ------------    ------------
                                                                    91,643         304,259
                                                              ------------    ------------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none
  issued ..................................................              0               0
  Common stock, no par value, 1,000,000,000 shares
  authorized, 72,587,698 and 69,416,698 shares issued
  and outstanding in 1997 and 1996 respectively ..........      47,772,890      47,183,763
  Common stock transferred by affiliate ...................        (46,000)              0
  Accumulated deficit .....................................    (47,394,128)    (47,487,040)
                                                              ------------    ------------
Total shareholders' equity (deficit) ......................        332,762        (303,277)
                                                              ------------    ------------
                                                            $      424,405   $         982
                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL ENTERPRISES INC.
Consolidated Statements of Operations and Deficit

for the three months ended March 31                      1997              1996
--------------------------------------------------------------------------------

Revenues
  Interest income ...............................  $         168    $          0
                                                    ------------    ------------

Expenses
  General and administrative ....................         10,206          12,143
  Legal Fees ....................................         14,527               0
  Audit Fees ....................................         21,936               0
  Management fees ...............................         11,005               0
                                                    ------------    ------------
                                                          57,674          12,143
                                                    ------------    ------------

Loss from continuing operations .................        (57,506)        (12,143)

Income (loss) from discontinued operations ......              0           5,529
                                                    ------------    ------------

Net Income ......................................        (57,506)         (6,614)

Deficit, beginning of period ....................    (47,336,622)    (47,480,426)
                                                    ------------    ------------

Deficit, end of period ..........................  $ (47,394,128)  $ (47,487,040)
                                                    ============    ============

Net earnings (loss) per share ...................  $           0   $           0
                                                    ============    ============

Weighted average number of shares of common stock
outstanding .....................................     72,587,698      69,416,698
                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL ENTERPRISES INC.
Consolidated Statements of Cash Flows

for the three months ended March 31                             1997          1996
-----------------------------------------------------------------------------------

Cash provided by (used in) operating activities
  Net loss for the period ................................... $  (57,506)  $ (12,143)
  Change in non-cash working capital ........................     (2,431)    (37,082)
                                                                --------    --------
Cash provided by (used in) continuing operations ............    (59,937)    (49,225)
Cash provided by (used in) discontinued operations ..........          0      41,670
                                                                --------    --------
Net cash provided by (used in) operating activities .........    (59,937)     (7,555)
                                                                --------    --------

Net cash provided by (used in) investing activities .........    (30,694)          0
                                                                --------    --------

Cash provided by (used in) financing activities
  Loan payable - related party ..............................          0       6,600
  Share issue costs .........................................    (36,000)          0
                                                                --------    --------
Net cash provided by (used in) financing activities .........    (36,000)      6,600
                                                                --------    --------

Increase (decrease) in cash .................................   (126,631)       (955)

Cash, beginning of period ...................................    170,150       1,937
                                                                --------    --------

Cash, end of period ......................................... $   43,519    $    982
                                                                ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Item 2.  Management's Discussion and Analysis.

     When used in this Form 10-QSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in any oral statements made by the Company, the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "plans," and similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. A forward looking statement is not historical fact and whether the statement comes true is subject to risks and uncertainties. The actual results or activities of the Company will likely differ from the projected results or activities of the Company. Forward looking statements include the proposed business plan of the Company, the planned development of the Company's mining properties in Austria, the commencement dates and the costs of diamond core drilling and exploration activities, the future acquisition of mining properties, the procurement of future financing to fund the Company's operations, and the compliance with environmental and other mining laws in Austria. Factors that could cause actual results to differ materially from projected results include, among others, risks and uncertainties relating to general domestic and international economic and political conditions, risks associated with mining operations in Austria, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the ability of the Company to raise financing on a favorable basis to the Company or at all, and general financial and stock market conditions. Readers are cautioned not to put undue reliance on forward looking statements. In light of the significant uncertainties inherent in forward looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that the Company will ever obtain significant revenue or profitability. The Company disclaims any intent or obligation to update publicly the forward looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by applicable laws.

General

Prior to December 1996, the Company derived revenues from the operation of its real estate development business. In December 1996, the Company discontinued such operations and commenced new operations in the mineral exploration and development industry.

Results of Operations

Exploration expenditures, which have been capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet, for the quarter ended March 31, 1997 amounted to $30,694 (March 31, 1996 - nil) which expenditures pertained to preparatory work for the drilling program on the Company's Schellgaden property and expenditures pertaining to Company's eight other Austrian properties.

General operating expenses for the quarter were $57,674 compared to $12,143 for the corresponding period in 1996. The increase in these expenditures resulted from the reactivation of the Company and the commencement of business in the exploration and development of mineral properties.

In the quarter ended March 31, 1996, the Company earned net income from its now discontinued real estate development operations of $5,529 (March 31, 1997 - nil) from the sale of development resort lots.

The Company's combined net loss from continuing and discontinued operations for the quarter amounted to $57,506 compared to $6,614 in the corresponding period of 1996.

In the quarter the Company paid a $36,000 finders fee to an unrelated party in connection with a private placement of 1,800,000 common shares for proceeds of $450,000.

Liquidity and Capital Resources

As a result of the series of transactions through which the Company discontinued its real estate development operations, a change of control of the Company was effected and nine gold exploration properties in Austria were acquired. The Company does not have sufficient capital with which to pursue its new business plan. Of the Company's current assets of $193,519 at March 31, 1997, $100,000 was a security deposit pertaining to a Put\Escrow Agreement which will be repaid to the Company on termination of the Agreement or by the controlling shareholder in September of 1997. Of the $91,643 current liabilities of the Company $50,370 pertains to prior years over accrual of liabilities. After adjusting for the security deposit and fees the net working capital amounted to $52,246 at March 31, 1997.

To remedy a lack of capital in amounts sufficient to pursue its new business plan, the Company is currently considering various capital raising options, including, but not limited to, a significant equity financing. However, there can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its new business plan.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

     During the quarterly period ended March 31, 1997, the Company accepted subscriptions for the following sales of unregistered shares of common stock:

          (1) On September 3, 1996, the Company sold 200,000 shares of common stock at $0.25 per share to Florian Riedl-Riedenstein and 200,000 shares of common stock at $0.25 per share to a private investor. The subscriptions were accepted and the shares issued by the Company in January, 1997. The $100,000 raised was used by the Company to pay the costs and expenses incurred in the preparation and closing by the Company of the divestiture of the assets of the Company, purchase of all the shares of Argosy and the change in control of the Company. Mr. Riedl-Riedenstein has since become the Chairman, President and Chief Executive Officer of the Company. No underwriter or sales agent was used in this transaction and no commissions were paid for this transaction. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

          (2) On December 17, 1996, the Company sold 1,800,000 shares of common stock at $0.25 per share to a private investor. The subscription was accepted and the shares issued by the Company in January, 1997. The $450,000 raised was used by the Company to pay the costs and expenses incurred in the preparation and closing by the Company of the divestiture of the assets of the Company, purchase of all the shares of Argosy and the change in control of the Company. A finder's fee of $36,000 was paid to an unrelated party in connection with this transaction. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, in a private transaction to a sophisticated purchaser and are restricted from transfer unless such transfer is registered under the Securities Act or made pursuant to an exemption therefrom.

Item 6.  Exhibits and Reports of Form 8-K

(a)      Exhibits.

Exhibit           Item 601
No.               Category          Exhibit
-------           --------          -------
1                 27                Financial Data Schedule.*
*Filed herewith.

(b) Reports on Form 8-K. During the quarter ended March 31, 1997, the Company filed one report on Form 8-K, dated December 18, 1996 and filed on March 27, 1997, pertaining to the following items: (i) Item 1--A change of control of the Company on December 17, 1996, in which Mercury Immobilien und Venvaltungs AG acquired a block of shares of the common stock of the Company representing 77.7% of the outstanding shares of common stock; (ii) Item 2--The disposition of the interests of the Company in its wholly owned subsidiaries, NRC, Inc., Arendswood Homes Inc., and National Building Systems Inc. through in exchange for an assumption of a debt of the Company in the amount of US $142,874 on November 28, 1996, and the acquisition by the Company of Argosy Mining G.m.B.H. from Argosy Mining Corp. on December 17, 1996; and (iii) Item 6--The resignation of certain directors of the Company on December 17, 1996. Audited financial statements for the year ended December 31, 1995, and unaudited financial statements for the nine months ending September 30, 1996, for Argosy Mining G.m.B.H. were filed, as Exhibits V and VI to this Form 8-K, respectively. A Form 8- K/A amending this Form 8-K was filed by the Company on July 23, 1997, which amendment added an unaudited Pro Forma Balance Sheet as at September 30, 1996 and unaudited Pro Forma Income Statements for the 12 months ended December 31, 1995 and the nine months ended September 30, 1996, as an additional exhibit to the Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NATIONAL ENTERPRISES, INC.


Date: July 24, 1997                   By: /s/ C. W. Leigh Cassidy
                                              ----------------------------------
                                      C. W. Leigh Cassidy, Vice President, Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer) and Secretary