Form 10QSB
period 1997-06-30
NATIONAL ENTERPRISES INC
filed 1997-07-25
CIK 70202

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL ENTERPRISES INC.
Consolidated Balance Sheets

as at June 30                                                     1997            1996
----------------------------------------------------------------------------------------

                          Assets

Current assets
  Cash ....................................................   $    40,703    $       643
  Security deposit ........................................       100,000              0
                                                              -----------    -----------
                                                                  140,703            643

Mineral property and deferred development costs ...........       318,757              0
                                                              -----------    -----------

                                                             $    459,460   $        643
                                                              ===========    ===========

           Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities ................  $    185,666   $     94,460
  Loans payable - related parties .........................             0        189,084
  Net liabilities of discontinued operations ..............             0         30,775
                                                              -----------    -----------
                                                                  185,666        314,319
                                                              -----------    -----------
Shareholders' equity
  Preferred stock, 10,000,000 shares authorized, none
  issued ..................................................             0              0
   Common stock, no par value, 1,000,000,000 shares
   authorized, 72,587,698 and 69,416,698 shares issued
   and outstanding in 1997 and 1996 respectively ..........    47,772,890     47,183,763
   Common stock transferred by affiliate ..................       (46,000)             0
   Accumulated deficit ....................................   (47,453,096)   (47,497,439)
                                                              -----------    -----------
                      Total shareholders' equity (deficit)        273,794       (313,676)
                                                              -----------    -----------

                                                            $     459,460   $        643
                                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL ENTERPRISES INC.
Consolidated Statements of Operations and Deficit


                                                        for the six months ended       for the three months ended
                                                                June 30                         June 30
                                                               1997 1996                       1997 1996
--------------------------------------------------- ----------------------------------------------------------------

Revenues
  Interest income .................................   $        239    $          0    $         71     $         0
                                                       -----------     -----------     -----------      ----------
Expenses
  General and administrative expenses .............         34,503          23,801          24,297          11,658
  Legal Fees ......................................         34,961               0          20,434               0
  Audit Fees ......................................         21,936               0               0               0
  Management fees .................................         25,313               0          14,308               0
                                                       -----------     -----------     -----------      ----------
                                                           116,713          23,801          59,039          11,658
                                                       -----------     -----------     -----------      ----------

Loss from continuing operations ...................       (116,474)        (23,801)        (58,968)        (11,658)

Income (loss) from discontinued operations ........              0           6,788               0           1,259
                                                       -----------     -----------     -----------      ----------

Net Income ........................................       (116,474)        (17,013)        (58,968)        (10,399)

Deficit, beginning of period ......................    (47,336,622)    (47,480,426)    (47,394,128)    (47,487,040)
                                                       -----------     -----------     -----------      ----------

Deficit, end of period ............................   $(47,453,096)   $(47,497,439)   $(47,453,096)   $(47,497,439)
                                                       ===========     ===========     ===========     ===========


Net earnings (loss) per share .....................   $          0    $          0    $          0    $          0
                                                       ===========     ===========     ===========     ===========

Weighted average number of shares of common
stock outstanding .................................     72,587,698      69,416,698      72,587,698      69,416,698
                                                       ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL ENTERPRISES INC.
Consolidated Statements of Cash Flows

for the six months ended June 30                                  1997          1996
-------------------------------------------------------------------------------------

Cash provided by (used in) operating activities
  Net loss for the period ................................... $ (116,474) $  (23,801)
  Change in non-cash working capital ........................    141,592     (31,964)
                                                                --------    --------
Cash provided by (used in) continuing operations ............     25,118     (55,765)
Cash provided by (used in) discontinued operations ..........          0      23,971
                                                                --------    --------
Net cash provided by (used in) operating activities .........     25,118     (31,794)
                                                                --------    --------

Net cash provided by (used in) investing activities .........   (118,565)          0
                                                                --------    --------

Cash provided by (used in) financing activities
  Loan payable - related party ..............................          0      30,500
  Share issue costs .........................................    (36,000)          0
                                                                --------    --------
Net cash provided by (used in) financing activities .........    (36,000)     30,500
                                                                --------    --------

Increase (decrease) in cash .................................   (129,447)     (1,294)

Cash, beginning of period ...................................    170,150       1,937
                                                                --------    --------

Cash, end of period ......................................... $   40,703    $    643
                                                                ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Item 2.  Management's Discussion and Analysis.

General

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

Results of Operations

Exploration expenditures, which have been capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet, amounted to $118,565 and $87,871 for the six months and the quarter ended June 30, 1997, respectively, (June 30, 1996 - nil), which expenditures pertained to the

Company's nine Austrian properties, particularly preparatory work for the drilling program on the Company's Schellgaden property, and $42,000 pertaining to investigation of potential acquisitions in the Republic of Ghana.

General operating expenses for the six months ended and the quarter ended June 30, 1997, were $116,713 and $59,039 respectively compared to $23,801 and $11,658 for the corresponding periods in 1996. The increase in these expenditures resulted from the reactivation of the Company and the commencement of business in the exploration and development of mineral properties.

In the six months ended and quarter ended June 30, 1996, the Company earned net income from its now discontinued real estate development operations of $6,788 and $1,259 respectively (June 30, 1997 - nil) from the sale of development resort lots.

The Company's combined net loss from continuing and discontinued operations for the six months ended and quarter ended amounted to $116,474 and $58,968 respectively compared to $17,013 and $10,399 in the corresponding periods of 1996.

Liquidity and Capital Resources

As a result of the series of transactions through which the Company discontinued its real estate development operations, a change of control of the Company was effected and nine gold exploration properties in Austria were acquired. The Company does not have sufficient capital with which to pursue its new business plan. Of the Company's current assets of $140,703 at June 30, 1997, $100,000 was a security deposit pertaining to a Put\Escrow Agreement which will be repaid to Company on termination of the Agreement or by the controlling shareholder in September of 1997. Of the $185,666 current liabilities of the Company $50,370 pertains to prior years over accrual of liabilities. After adjusting for the security deposit and fees the net working capital deficit amounted to $94,593 at June 30, 1997.

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

*Filed herewith.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

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