Form 10QSB
period 1997-09-30
EMPIRE GOLD INC
filed 1997-11-13
CIK 70202

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .
                               -------------    --------------
Commission file number 1-4799

                                EMPIRE GOLD INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Indiana                                            35-0540454
 --------------------------------               ------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

      90 Adelaide Street West, Suite 300, Toronto, Ontario, Canada M5H 3V9
      --------------------------------------------------------------------
                     (Address of principal executive office)

                                  416-363-8300
                          ----------------------------
                           (Issuer's telephone number)

                            NATIONAL ENTERPRISES INC.
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No

     As of October 1, 1997, 74,512,698 shares of common stock, no par value, of the Issuer were outstanding.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                EMPIRE GOLD INC.
                           Consolidated Balance Sheets
                                   (unaudited)


as at September 30                                                                        1997           1996
-----------------------------------------------------------------------------------------------------------------

                                     Assets

Current assets
  Cash .......................................................................... $       83,325              25
  Accounts receivable ...........................................................         75,000            --
  Common Stock subscription receivable ..........................................        190,000            --
                                                                                    ------------     -----------
                                                                                         348,325              25

Mineral property and deferred development costs .................................        579,460            --
                                                                                    ------------     -----------

                                                                                  $      927,785              25
                                                                                    ============     ===========
                      Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities ...................................... $      202,341          99,342
  Loans payable .................................................................         72,801            --
  Due to shareholder ............................................................         11,988            --
  Loans payable - related parties ...............................................           --           193,168
  Net liabilities of discontinued operations ....................................           --            29,383
                                                                                    ------------     -----------
                                                                                         287,130         321,893
                                                                                    ------------     -----------
Shareholders' equity

  Common stock, no par value, 1,000,000,000 shares
  authorized, 72,587,948 and 69,416,948 shares
  issued and outstanding in 1997 and 1996
  respectively ..................................................................     47,772,893      47,183,763
  Common stock subscription .....................................................        455,985            --
  Common stock transferred by shareholder .......................................        (46,000)           --
  Accumulated deficit ...........................................................    (47,542,223)    (47,505,631)
                                                                                    ------------     -----------
Total shareholders' equity (deficit) ............................................        640,655        (321,868)
                                                                                    ------------     -----------

                                                                                  $      927,785              25
                                                                                    ============     ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                EMPIRE GOLD INC.
            Consolidated Statements of Changes in Shareholders Equity for the nine months ended September 30, 1997 and year ended December 31, 1996
                                   (unaudited)


                                                  Common Stock             Common         Common Stock
                                          --------------------------        Stock          Transferred
                                             Number         Amount       Subscriptions    by Affiliate     Deficit           Total
                                          -----------------------------------------------------------------------------------------

December 31, 1995 ....................     69,416,948   $ 47,183,763   $       --      $       --      $(47,480,426)   $   (296,663)
Sale of common stock subscriptions ...           --             --          514,000            --              --           514,000
Exercise of stock options ............        971,000         29,130           --              --              --            29,130
1996 net income ......................           --             --             --              --           143,802         143,802
                                          -----------     ----------     ----------     ------------    -----------     -----------

December 31, 1996 ....................     70,387,948     47,212,893        514,000            --       (47,336,624)        390,269

Shares transferred by affiliate ......           --           46,000           --           (46,000)           --              --
Issue of common stock ................      2,200,000        514,000       (514,000)           --              --              --
Sale of common stock subscription ....           --             --          455,985            --              --           455,985
Net loss .............................           --             --             --              --          (205,599)       (205,599)
                                          -----------     ----------     ----------     ------------    -----------     -----------

September 30, 1997 ...................     72,587,948   $ 47,772,893   $    455,985    $    (46,000)   $(47,542,223)   $    640,655
                                          ===========     ==========     ==========     ============    ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                EMPIRE GOLD INC.
                Consolidated Statements of Operations and Deficit
                                   (unaudited)

                                                          for the nine months ended         for the three months ended
                                                                September 30                       September 30

                                                              1997            1996             1997           1996
--------------------------------------------------------------------------------------------------------------------


Revenues
  Interest income ..................................  $        3,968    $      --         $    3,729     $      --

                                                         -----------     -----------       ---------      ----------
Expenses
  General and administrative expenses ..............          58,281           6,974          23,778           1,673
  Legal fees .......................................          76,887           3,000          41,926           1,000
  Audit fees .......................................          24,042          15,900           2,106           5,400
  Management fees ..................................          50,357           9,000          25,044           3,000
                                                         -----------     -----------       ---------      ----------
                                                             209,567          34,874          92,854          11,073
                                                         -----------     -----------       ---------      ----------

Loss from continuing operations ....................         205,599          34,874          89,125          11,073

Discontinued operations:
  Income from operations of subsidiaries ...........            --             9,669            --             2,881
                                                         -----------     -----------       ---------      ----------

Net loss ...........................................  $      205,599          25,205          89,125           8,192
                                                         ===========     ===========       =========      ==========

Weighted average number of shares of
common stock outstanding ...........................      72,608,621      69,416,698      72,608,621      69,416,698
                                                         ===========     ===========       =========      ==========

Net loss per share .................................  $       0.0028    $          0     $    0.0012               0
                                                         ===========     ===========       =========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                EMPIRE GOLD INC.
                      Consolidated Statements of Cash Flow
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------
for the nine months ended September 30                                                 1997             1996
-------------------------------------------------------------------------------------------------------------------

Cash provided by (used in) operating activities
  Net loss for the period .................................................   $      (205,599)    $     (34,874)
  Change in non-cash working capital ......................................           159,256           (27,082)
                                                                                   ----------       -----------
Cash provided used in continuing operations ...............................           (46,343)          (61,956)
Cash provided by (used in) discontinued operations ........................              --              25,460
                                                                                   ----------       -----------
                                                                                      (46,343)          (36,496)
                                                                                   ----------       -----------

Cash provided by (used in) investing activities
  Mineral property and deferred development costs - Austria ...............          (209,114)             --
  Mineral property and deferred development costs - Canada ................          (126,850)             --
  Mineral property and deferred development costs - Ghana .................           (43,304)             --
                                                                                   ----------       -----------
                                                                                     (379,268)             --
                                                                                                                          ---------

Cash provided by (used in) financing activities
  Proceeds on sale of common stock subscriptions ..........................           291,250              --
  Common stock issue costs ................................................           (25,265)             --
  Loans payable ...........................................................            72,801              --
  Loans payable - related parties .........................................              --              34,584
                                                                                   ----------       -----------
Net cash provided by financing activities .................................           338,786            34,584
                                                                                   ----------       -----------

Decrease in cash ..........................................................           (86,825)           (1,912)

Cash, beginning of period .................................................           170,150             1,937
                                                                                   ----------       -----------

Cash, end of period .......................................................   $        83,325     $          25
                                                                                   ==========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                EMPIRE GOLD INC.
                   Notes to Consolidated Financial Statements
              for the nine months ended September 30, 1997 and 1996
                                   (unaudited)

1. Basis to Note Presentation

The notes to the consolidated financial statements do not present all disclosure required under generally accepted accounting principles but instead, as permitted by the Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the audited consolidated financial statements and notes thereto contained in Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The accompanying consolidated interim financial statements include adjustments which are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period of 1997 or for the year ending December 31, 1997.

2. Security Deposit

In December 1996, the controlling shareholder entered into a Put/Escrow Agreement with a number of shareholders of the Company. In September 1997, those shareholders agreed to terminate the Put/Escrow Agreement and the security deposit $100,000 plus interest of $3,968 was returned to the Company.

3. Stock Option Plan

On August 14, 1997, the Company adopted a new non-qualified stock option plan. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 7,500,000 of common shares to employees, officers and directors of the Company. No options have been granted under the plan.

4. Common Stock

On September 30, 1997, the Company accepted subscriptions for 1,925,000 units at $0.25 per unit in cash, each unit consisting of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company. Of the total offering of $481,250, the Company received $291,250 prior to September 30, 1997, and the balance of $190,000 was received subsequent to September 30, 1997. Each warrant may be exercised for $0.25 per share at any time prior to March 31, 1998 and for $0.30 per share at any time thereafter, but prior to September 30, 1998. The Company incurred common share issue costs of $25,265, for a finders fee, in connection with the subscription resulting in net proceeds of the offering of $455,985.

In connection with the change of control of the Company and the acquisition of its wholly owned Austrian subsidiary a shareholder:

     (i) transferred 300,000 shares of common stock of the Company to an unrelated party in full settlement of an obligation of the subsidiary of $1,000,000 pertaining to the Schellgaden North property; and
     (ii) transferred 2,000,000 shares of common stock of the Company as partial consideration for the acquisition of the Company's Austrian subsidiary.

The ascribed value of the common stock transferred by the shareholder was $46,000 as disclosed in shareholders' equity.

5. Legal Proceedings

On October 4, 1997, the Company received a third party complaint wherein the Plaintiff alleges that it purchased certain building systems, including building design and building parts from the Company. In the complaint the Plaintiffs allege, among other things, that the subject building was constructed in a defective and negligent manner and that said defects and negligent construction caused a fire to spread unreasonably fast and within concealed joint spaces of the subject building so that the fire could not be confined or extinguished without substantial destruction to the buildings. The Plaintiff seeks to recover an equitable share of any judgment against it from the Company.

The forgoing action does not specify the amount of damages requested. The Company has only recently received the complaint and the proceedings are only in the initial stages of response and discovery. The Company intends to vigorously defend the action filed against it.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

This quarterly report contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. When used in this report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in any oral statements made by the Company, the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "plans," and similar expressions are intended to identify such "forward looking statements". These forward looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially. Forward looking statements included in this report and in communications of the Company include the proposed business plan of the Company, the planned development of the Company's mining properties in Austria, the commencement dates and the costs of diamond core drilling and exploration activities, the future acquisition of mining properties, the procurement of future financing to fund the Company's operations, and the compliance with environmental and other mining laws in Austria. Factors that could cause actual results to differ materially from projected results include, among others, risks and uncertainties relating to general domestic and international economic and political conditions, risks associated with mining operations in Austria, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the ability of the Company to raise financing on a favorable basis to the Company or at all, and general financial and stock market conditions. Many such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward looking statements. In light of the significant uncertainties inherent in forward looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that the Company will ever obtain significant revenue or profitability. The Company disclaims any intent or obligation to update publicly the forward looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by applicable laws.

Prior to December 1996, the Company derived revenues from the operation of its real estate development business. In December 1996, the Company discontinued such operations and commenced new operations in the mineral exploration and development industry.

Results of Operations

Mineral Property and Deferred Development Costs of $379,268 and $260,703 for the nine months and the quarter ended September 30, 1997, respectively, are capitalized and reflected on the Company's Balance Sheet which have been capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet. Such costs were nil for the comparable period in the prior year reflecting the fact that the Company commenced its current business in December of 1996. These cost were incurred to further develop the Company's nine Austrian properties and to investigate potential acquisitions in Canada and Ghana. The cost to further develop the Company's nine Austrian properties, particularly preparatory work for the drilling program on the Company's Schellgaden property were $209,114 and $132,549 for the nine months and the quarter ended September 30, 1997, respectively. The cost of investigation of a potential acquisition in Canada were $126,850 for the nine months and quarter ended September 30, 1997. The cost of investigation of potential acquisitions in Ghana amounted to $43,304 and $1,304 for the nine months and quarter ended September 30, 1997, respectively.

General and Administrative Expenses for the nine months and the quarter ended September 30, 1997, were $58,281 and $23,778, respectively, compared to $6,974 and $1,673 for the same period in 1996. The increase in 1997 compared to 1996 result from the reactivation of the Company and the commencement of business in the exploration and development of mineral properties. The increase in costs in 1997 were the results of expenditures for transfer agent fees, shareholder reporting related costs and travel.

Legal Fees for the nine months and the quarter ended September 30, 1997, were $76,887 and $41,926, respectively, compared to $3,000 and $1,000 for the same period in 1996. The costs incurred in 1997 pertain to commencement of the mineral exploration business of the Company and bringing its SEC filings up to date.

Audit Fees for the nine months and the quarter ended September 30, 1997, were $24,042 and $2,106, respectively, compared to $15,900 and $5,400 for the same period in 1996. The increase is due to the additional audit activity associated with the 1996 audit and SEC reporting requirements.

Management Fees for the nine months and the quarter ended September 30, 1997, were $50,357 and $25,044, respectively, compared to $9,000 and $3,000 for the same period in 1996. The increase in management fees is due to commencement of the mineral exploration business of the Company. Commencing January 1, 1997 the Company entered into an agreement with United Tri-Star Resources Ltd. , to provide certain management and administrative services. Under the terms of the agreement the fee is Cdn. $5,000 per month for January through April 1997 and Cdn. $10,000 per month thereafter. The total fee of $50,357 (Cdn. $70,000) through September 30, 1997, has been accrued and remains to be paid.

The net loss from continuing operations for the nine months and the quarter ended September 30, 1997, was $205,599 and $89,125, respectively, compared to $34,874 and $11,073 for the same period in 1996. The increase in the loss was due to the increase in operating expenses for the reasons noted above.

In the nine months ended and quarter ended September 30, 1996, the Company earned net income from its now discontinued real estate development operations of $9,669 and $2,881, respectively, from the sale of development resort lots.

The Company's combined net loss from continuing and discontinued operations for the nine months ended and quarter ended September 30, 1997, amounted to $205,599 and $89,125, respectively, compared to $25,205 and $8,192 in the corresponding periods of 1996.

Liquidity and Capital Resources

In 1996, the Company discontinued its real estate development operations, a change of control of the Company occurred and subsequently nine gold exploration properties in Austria were acquired. The Company entered into its new business plan after management determined to enter the mineral exploration business. However, the Company does not have sufficient capital with which to pursue its new business plan. The Company, therefore, continues to consider various capital raising options, including, but not limited to, a significant equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its new business plan

Net working capital (current assets less current liabilities) amounted to $61,194 at September 30, 1997. The Company has $287,131 in current liabilities of which $50,370 pertains to a prior year over accrual of liabilities. Subsequent to September 30, 1997 the $72,801 loan payable, which was advanced by Tri-Star Gold Corp. was repaid. Current assets at September 30, 1997, amounted to $348,325. Included in current assets is a common stock subscription receivable for $190,000, for which the Company received payment subsequent to September 30, 1997.

The Company used $46,343 in net cash for operating activities for the nine months ended September 30, 1997, compared to $36,496 for the same period in 1996. The cash used in operations for the nine months ended September 30, 1997 consisted of a net loss of $205,599 offset by increases of $97,268 in accounts payable and accrued liabilities, $11,988 in due to shareholder and $50,000 in accounts receivable, and refund of a security deposit of $100,000.

The Company used $379,268 and nil in net cash for investing activities for the nine months ended September 30, 1997 and 1996, respectively. Net cash used in investing activities for the nine months ended September 30, 1997 was comprised of $209,114 for the further development of the Company's nine Austrian properties, $126,850 for the investigation of a potential acquisition in Canada, and $43,304 for the investigation of potential acquisitions in Ghana.

The cash provided by financing activities was $338,786 and $34,584 for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the Company received $291,250 as part of the subscription for common stock and incurred common stock issue costs of $25,265. The Company also received a loan of $72,801 which was repaid subsequent to September 30, 1997.

The subscription for common stock comprised 1,925,000 units at $0.25 per unit in cash, each unit consisting of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company. Of the total offering of $481,250, the Company received $291,250 prior to September 30, 1997, and the balance of $190,000 subsequently. Each warrant may be exercised for $0.25 per share at any time prior to March 31, 1998 and for $0.30 per share at any time thereafter, but prior to September 30, 1998. The Securities were offered and sold outside of the United States without registration under the Securities Act of 1933 in reliance upon Regulation S and may not be offered or sold in the United States absent registration or an applicable exemption for registration requirements.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 4, 1997, the Company  received a third party complaint in DR. WILLIAM
M. PLONK, DR. JEFFREY L. HANSON, GENESEE VALLEY FAMILY MEDICINE, P.C. DR. MARK DURKIN, DAVID WOODRUFF, D.D.S., P.C., UNIVERSITY EYE SPECIALISTS, P.C., KENT BUSHELL OPTICAL CORPORATION, and LIVINGSTON COUNTY COUNCIL on ALCOHOLISM and SUBSTANCE ABUSE, PLAINTIFFS V. THE CONESUS CORPORATION, a NEW YORK CORPORATION; LAKEVILLE LAND, INC., a NEW YORK CORPORATION; ALCOA BUILDING PRODUCTS, INC., an OHIO CORPORATION; AND STOLLE CORPORATION, an OHIO CORPORATION, DEFENDANTS AND LAKEVILLE LAND INC., THIRD PARTY PLAINTIFF V. NATIONAL ENTERPRISES, INC., and NATIONAL BUILDING SYSTEMS, a division of NATIONAL ENTERPRISES, INC., State of New York Supreme Court, County of Livingston, case number 799-1997. The Third Party Plaintiff alleges that it purchased certain building systems, including building design and building parts from the Company. In the Complaint the Plaintiffs allege, among other things, that the subject building was constructed in a defective and negligent manner and that said defects and negligent construction caused a fire to spread unreasonably fast and within concealed joint spaces of the subject building so that the fire could not be confined or extinguished without substantial destruction to the buildings. The Third Party Plaintiff seeks to recover an equitable share of any judgment against it from the Company.

The forgoing action does not specify the amount of damages requested. The Company has only recently received the complaint and the proceedings are only in the initial stages of response and discovery. The Company intends to vigorously defend the action filed against it.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on September 2, 1997, for the purpose of electing directors, and to ratify and approve an amendment and restatement to the articles of incorporation.

The nominees for directors, Florian Riedl-Riedenstein, D. Campbell Deacon, Edward Jan Smith, Matthew Gaasenbeek, III, Robert Needham, C. W. Leigh Cassidy and William Warke were elected as directors at the meeting and constitute the entire Board of Directors. Of the 72,587,948 outstanding common shares which were entitled to vote 49,857,551 were represented at the meeting all of which were voted in favor of seven directors.

The amended and restated articles of incorporation, among other things, provided for the change of name of the Corporation to Empire Gold Inc. and eliminate the presently authorized 10,000,000 shares of preferred stock. Of the 72,587,948 outstanding common shares of which all were entitled to vote 49,857,551 were represented at the meeting all of which were cast in favor of the amendment and restatement of the articles.

Item 6.  Exhibits and Reports of Form 8-K

(a)    Exhibits.

Exhibit   Item 601
No.       Category  Exhibit
---------------------------

1         3(i)     Amended and Restated  Articles of Empire Gold Inc., adopted
                   September 2, 1997.*

2         3(ii)    Amended and  Restated  Bylaws of Empire Gold Inc.,  adopted
                   August 6, 1997.*

3         10       Management Agreement  between National Enterprises Inc. and
                   United Tri-Star Resources Limited, dated September 30, 1997.*

4         27   Financial Data Schedule.*

*Filed herewith.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMPIRE GOLD INC.


By: /s/ Florian Riedl-Riedenstein
----------------------------------------------------
Florian Riedl-Riedenstein
Chairman, President and Chief Executive Officer


By: /s/ C. W. Leigh Cassidy
----------------------------------------------------
C. W. Leigh Cassidy, C.A.
Vice President, Chief Financial Officer (Principal Financial and
Accounting Officer) and Secretary

Date: November 7, 1997