Form 10KSB40
period 1997-12-31
EMPIRE GOLD INC
filed 1998-06-29
CIK 70202

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

                [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                     .
                               -----------------    --------------------

                         Commission file number: 1-4799

                                EMPIRE GOLD INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Indiana                                       35-0540454
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               802 - 1985 Bellevue Ave.
      West Vancouver, British Columbia, Canada             V7V 1B6
      ----------------------------------------             --------
      (Address of principal executive offices)            (Zip Code)

                     Issuer's telephone number: 604-921-2811

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year: $4,103

     As of May 31, 1998 (using the average of the bid and asked prices on such day) the aggregate market value of the voting stock held by non-affiliates was $2,627,550.

     State whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ X ]

As of May 31, 1998, 74,128,997 shares of Common Stock, no par value, of the Issuer were outstanding.

              Documents Incorporated by Reference into this Report

                                      None

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                Table of Contents


                                                                            Page
PART I                                                                      ----

   Item 1.   Description of Business                                           4
   Item 2.   Description of Property                                          14
   Item 3.   Legal Proceedings                                                22
   Item 4.   Submission of Matters to a Vote of Security Holders              22


PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters         22
   Item 6.   Management's Discussion and Analysis or Plan of Operation        23
   Item 7.   Financial Statements                                             26
   Item 8.   Changes In and Disagreements With Accountants
               on Accounting and Financing Disclosure                         35


PART III

   Item 9.   Directors, Executive Officers, Promoters and Control
               Persons: Compliance with Section 16(a) of the Exchange Act     35
   Item 10.  Executive Compensation                                           37
   Item 11.  Security Ownership of Certain Beneficial Owners and Management   37
   Item 12.  Certain Relationships and Related Transactions                   39
   Item 13.  Exhibits and Reports on Form 8-K                                 41

     In this Annual Report on Form 10-KSB, all references to "dollars" and "$"are to United States dollars, except as otherwise noted. Reference to "C$" is to Canadian dollars and "ATS" is to Austrian Schillings. Conversion of Austrian Schillings to United States dollars herein assumes a conversion rate of 1 ATS=$0.0796 and 1 C$=$0.6863, the rate published in the Wall Street Journal on June 1, 1998.

     When used in this Annual Report on Form 10-KSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's news releases and in any oral statements made by the Company, the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "plans," and similar expressions are intended to identify  "forward  looking  statements"  within  the  meaning  of  the  Private
Securities Litigation Reform Act of 1995. A forward looking statement is not historical fact and whether the statement comes true is subject to risks and uncertainties. The actual results or activities of the Company will likely differ from the projected results or activities of the Company. Forward looking statements include the proposed business plan of the Company, the planned development of the Company's mining properties in Austria, the commencement dates and the costs of diamond core drilling and exploration activities, the future acquisition of mining properties, the procurement of future financing to fund the Company's operations, and the compliance with environmental and other mining laws in Austria. Factors that could cause actual results to differ materially from projected results include, among others, risks and uncertainties relating to general domestic and international economic and political conditions, risks associated with mining operations in Austria, the selling price of metals, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the ability of the Company to raise financing on a favorable basis to the Company or at all, and general financial and stock market conditions. Readers are cautioned not to put undue reliance on forward-looking statements. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Compan will be achieved or that the Company will ever obtain significant revenue or profitability. The Company disclaims any intent or obligation to update publicly the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by applicable laws.


     Item 1. DESCRIPTION OF BUSINESS

     Introduction.

     Empire Gold Inc. (together with its wholly owned subsidiary, Argosy Mining G.m.b.H., hereafter referred to as the "Company"), is a corporation formed under the laws of the State of Indiana in 1940.

     The Company emerged from Chapter 11 bankruptcy proceedings under a Plan of Reorganization, which was confirmed by the United States Bankruptcy Court for the Eastern District of Virginia (Case No. 90-33935-S) on April 10, 1992. Since emerging from bankruptcy proceedings, the Company has never been profitable and has not generated sufficient working capital to sustain its operations. Subsequent to emerging from bankruptcy and throughout 1996 the Company continued its efforts to reorganize its business affairs through the sale of its remaining inventory of resort development lots, adoption of a new strategic business direction, and the search for a new controlling shareholder. The Company achieved this objective late in 1996.

     On December 17, 1996, as part of a series of transactions which resulted in a change in control of the Company, the Company acquired all the issued and outstanding stock in Argosy Mining G.m.b.H., an Austrian company ("Argosy"), from Argosy Mining Corp., a Canadian company ("Argosy Mining"). As a result of the purchase of the shares of Argosy, the Company acquired 100% of the ownership interests in nine gold exploration properties located in Austria and the business of the Company changed from the sale of resort home sites and panelized public housing to gold mining and exploration, in particular the evaluation, exploration and development of gold mining prospects located in Austria.

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

     The Change In Control and Acquisition of Argosy.

     Starting in September, 1996, a series of transactions were initiated by the Company, Argosy Mining and Mercury Immobililen Und Verwatungs A.G., a company incorporated under the laws of Switzerland ("Mercury"), which resulted in the sale of the Company's remaining inventory of development resort lots, adoption of a new strategic business direction, through the sale of its wholly owned subsidiaries, the purchase of all the shares of Argosy and the change in control of the Company. These transactions are summarized below.

     (a) By agreement, dated September 3, 1996, the Company sold 200,000 shares of common stock at $0.25 per share to Florian Riedl-Riedenstein and 200,000 shares of common stock at $0.25 to a private investor. The subscriptions were accepted and the shares issued by the Company in January, 1997. The $100,000 raised was used by the Company in partial payment of the costs and expenses incurred in the preparation and closing by the Company of the divestiture of certain assets of the Company, the purchase of all the shares of Argosy and the change in control of the Company. Mr. Riedl-Riedenstein has since become the Chairman, President and Chief Executive Officer of the Company.

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

     (c) On November 28, 1996, the Company transferred to Danca Investments Inc., an affiliate of Arendscor (Canada) Inc., the then controlling shareholder of the Company, all of the interest of the Company in its three wholly owned subsidiaries, NRC Inc., Arendswood Homes Inc. and National Building Systems Inc. This transaction resulted in the divestiture by the Company of three of its wholly-owned subsidiaries and certain of its remaining development resort lots. The consideration for the transfe was the assumption by Danca Investments Inc. of $142,874 in obligations owed by the Company to Arendscor (Canada) Inc. No independent valuation of the assets transferred by the Company to Danca Investments Inc. was received. However, the transaction was approved by the shareholders of the Company at the 1995 Annual Meeting of the Shareholders.

         (d) By agreement, dated November 30, 1996, which closed on December 17, 1996, the Company acquired all the issued and outstanding stock of Argosy from Argosy Mining, an unaffiliated entity. Argosy holds interests in nine gold mining prospects in Austria. The consideration for the purchase was C$250,000 in cash paid by the Company and 1,000,000 shares of common stock of the Company transferred to Argosy Mining by Mercury. The agreement provides that an additional 1,000,000 shares of common stoc would be transferred to Argosy Mining by Mercury if the Company did not register the original 1,000,000 shares of common stock with the Securities and Exchange Commission for resale within three months following the closing date. Mercury deposited 1,000,000 shares of common stock of the Company in escrow for this purpose. Such condition was not satisfied and, therefore, the shares were transferred to Argosy Mining Corp. pursuant to the terms of the escrow.

     (e) By agreement, dated December 6, 1996, Erzbergbau Radhausberg G.m.b.H., ("Erzbergbau"), the seller of the mining properties to Argosy Mining, agreed to the sale and transfer of the properties from Argosy Mining to the Company and the Company agreed to assume the obligations relating to the properties in the agreement between Erzbergbau and Argosy Mining. By agreement, dated December 6, 1996, Erzbergbau agreed to the full settlement of the amount due from Argosy for the properties of $1,000,00 by the transfer of 300,000 shares of common stock of the Company to Erzbergbau from Mercury and Erzbergbau released the Company from any further obligations set forth in the agreement between Erzbergbau and Argosy Mining and in the agreement referred to above.

     (f) On December 12, 1996, Mercury entered into Put/Escrow Agreements with a number of shareholders of the Company. The agreements provide that certain shareholders may require Mercury to purchase additional shares of common stock from them at $0.10 per share during a period from September 12, 1997 to September 27, 1997. The put option expires if the shares covered have been registered by the Company with the Securities and Exchange Commission for resale in the United States and have been freely tradable at a price above $0.10 for more than ten consecutive days after registration and prior to receipt by the Company of a notice of exercise. As part of the agreement, the Company deposited cash of $100,000 in escrow equal to one-half the option price, and Mercury deposited 1,000,000 shares of the common stock of the Company held by Mercury to secure the Put/Escrow Agreement. The Put/Escrow Agreements cover a total of 2,000,000 shares of the Company, including 1,223,200 shares held by Arendscor (Canada) Inc., 88,000 shares held by Edward Jan Smith (a director of the Company), 100,000 shares held by Matthew Gaasenbeek, III (a director of the Company), 8,800 shares held by Lisa Hoekwater, 240,000 shares held by John B. Overzet (a former director of the Company), 100,000 shares held by Arthur Walker (a former director of the Company), and 240,000 shares held by Jack Wrobel (a former director of the Company). On September 24, 1997, the Put/Escrow Agreements were terminated and the $100,000 deposit plus interest of $3,608 was returned to the Company.

     As a result of these transactions, the Company achieved its objective of reorganizing its business affairs through the sale of its subsidiaries which held remaining inventory of development resort lots and the adoption of a new strategic business direction.. The Company is now engaged in the evaluation, exploration and development of gold mining prospects., in particular the location, evaluation, acquisition, exploration and development of precious metal mining prospects and to that end to own, acquire, improve, develop, sell, lease, and convey lands or mineral claims or any right, title or interest therein, and to search, explore, prospect or drill for and exploit ores and minerals therein or thereupon.

     Exploration Properties

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

     In order to further examine the potential of these sites, the Company commenced a diamond core drilling program to be conducted over an area of 500 by 1500 meters in the Schellgaden North property, which includes old workings. The first of eight diamond core holes was drilled to a depth of 300 meters. The remaining seven core holes are also expected to be drilled to a depth of approximately 300 meters in the Schellgaden North property in the summer and fall of 1998. The cost of this project is estimated at approximately $600,000, which the Company will seek to fund through equity or debt financing. There can be no assurance that the Company will be successful in such funding efforts. After the core is drilled, the samples will be analyzed for geologic attributes and the presence of gold. Based on the results of the core samples, the Company will decide whether to drill additional core samples to confirm or support its findings, develop a program to develop and prove the reserve in the area, or abandon the site.

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

     In addition to the present sites held by the Company, it is evaluating other potential acquisitions as well, including sites in Ghana, Africa and British Columbia, Canada. There can be no assurance that the sites under evaluation will be acquired by the Company. While the evaluation continues in Ghana, management has been focusing its efforts in British Columbia Canada. The Company has identified a number of sites in the Tulameen area of British Columbia Canada. See "ITEM 12" CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     The Tulameen project area is located about 175 km. east of Vancouver, British Columbia, Canada which is easily accessible by road, west of the mining town of Princeton. The Tulameen project area is an important part of the Similkameen Mining District, known for over a century for precious and base metals mining, and for extensive platinum and vanadium bearing iron deposits. It has produced about 40,000 oz. of platinum (nuggets of Pt and Pt-Fe-alloys) and at least four times that amount in Gold over the past 100 years from placer deposits in streams draining the area of what is known as the Tulameen Ultramafic Complex.

     The  Tulameen   Ultramafic  Complex  is  described  as  the  southern  most
Alaskan-type zoned periodotitic intrusion about 40 km. north of the U.S.-Canadian State Border. Geologically, it is situated in a position at the southern end of the Canadian Intermontane Belt or at the northern end of the Eastern Cascades in Washington, the older of the two U.S. West Coast Island Arc Terranes.

     An initial investigation by the Company discovered a circular structure around the Tulameen Ultramafic Complex averaging 28 km. in diameter: the SW to the W, NW, N and NE trace of this structure is carved out by the Tulameen River, the southern and southeastern contour is followed by Whipsaw Creek. This structure is interpreted as a deep-seated volcanic (crypto-volcanic) expression that could have originated along an island arc (north end of Eastern Cascades Island Arc).

     Internally, smaller circular (volcanic) structures are indicated, one with a diameter of about 2 km.. is bounded to the east by the middle part of Granite Creek. At a closer look into the geological-structural setting of the Tulameen-Blakeburn Tertiary basin this zone appears as a young collapsed caldera from which a series of Tertiary acidic to basaltic volcanic rocks and volcanoclastics was produced, intermixed with sedimentary and organic (coal) basin sediments. The Princeton Basin on the eastern margin of the circular structure appears of a similar nature. Possibly due to volcanism-originated heat the coal deposits of both basins have reached a high maturity (Type A and B Bituminous Coal). Platinum and gold-contents in undisturbed coal from Blakeburn have been assayed from 2 to 170 ppb and 2 to 38 ppb, respectively. However, along deformational deep seated faults coal has yielded values higher than 10,000 parts per billion ("ppb") platinum, 6,100 ppb palladium and 22 ppb Iridium.

     In addition to the potential for platinum group elements and gold, which will be the Company's main goal for exploration and development, the project area also hosts one of North America's larger magnetite iron-vanadium deposits, explored by drilling from the 1960's to the early 1990's. Apart from its iron and vanadium potential, magnetite is also used extensively in the coal washing process. Furthermore, huge deposits of industrial grade olivine have been identified within the dunitic core of the Tulameen ultramafic within the project area. Olivine as an industrial mineral has a growing importance as an environmentally accepted mineral product in the industry for abrasives and related materials.

     Along the northern (Tulameen River) and southern (Whipsaw Creek) trace of the main circular structure, as well as internally a number of small mineralized pipes of ultramafic (Britton Creek PGE-Diamond-bearing Breccia Pipe) to porphyritic character (with gold, silver, molybdenum, base metals) have been observed.

     The development of the Company's new business plan is intended to be financed by future debt or equity financing. There can be no assurance that the business plan of the Company will be successful and results in significant revenue or profit to the Company. The gold mining properties acquired by the Company are non-producing prospects where management of the Company believes that precious metal, in particular gold, may be present in commercially viable quantities. The development of the business plan of the Company is dependent, in part, on the ability of the Company to raise additional financing to fund the proposed development activities and to pay operating expenses. There can be no assurance that the Company will be able to procure such additional financing on terms acceptable to it or at all. Any equity financing by the Company will likely result in dilution of the interests of present shareholders. The search for precious metal deposits that can be profitably produced is extremely high risk and development of any deposits identified require large capital outlays and operational expertise.

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

     Exploration is considered to be divided into two phases: the initial search, followed by investigation. The permits required vary slightly depending upon the classification of minerals:

     Mineral raw materials free for mining:

     1. All mineral raw materials from which iron, manganese, chromium, molybdenum, tungsten, vanadium, titanium, zirconium, cobalt, nickel, copper, silver, gold, platinum and PG-elements, zinc, mercury, lead, tin, bismuth, antimony, arsenic, sulfur, aluminum, beryllium, lithium, rare earths or compounds of these elements can be produced, in as far as they are not listed below or represent state owned, land owner's or other mineral raw materials.

     2. Gypsum, anhydrite, barite, fluorite, graphite, talc, china clay (kaolin) and leucophyllite.

     3. All types of coal and oil shale.

     Prospecting for "free for mining" mineral raw materials requires a prospecting permit, entitling the holder to search for such minerals within the jurisdiction of the Regional Mining Authority. It does not confer an exclusive right. Conversely, an exploration license confers an exclusive right for "free for mining" mineral raw materials within a specified area located in the area of jurisdiction of the respective Regional Mining Authority. Mining of those mineral raw materials requires a mining-permit.

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

     Prospecting on the surface for "other mineral raw materials" and their production requires a license according to the 1994 Trade Law. In case of underground activities, commencing of mining has to be reported to the Regional Mining Authority.

     The holder of mining rights enjoys certain rights. Under certain conditions he may - in the course of exploration and production utilize other minerals not listed in his mining right title as well. The Mining Law furthermore allows use of mine waters. Mine waters may be utilized when ever required for mining operations as long it does not merge with permanent surface waters.

     The holder of the mining rights may also engage himself in processing minerals and their benefication (pelletizing, bricketing, drying, roasting, carbonizing, coking, gasifying, liquefying and solution) of minerals or making a suspension during processing in accordance with operational and local conditions and further processing to a saleable product. He is also entitled to use mines for purposes other than exploitation of minerals to bring in or to store goods in geological structures in as far as these operations do not interfere with the production and the storage of minerals.

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

     Mineral production and the storage of any hydrocarbons in geological structures has to be done in accordance with a written plan, which needs to be approved by the Regional Mining Authority in respect of the operations envisaged and the measures planned. This is not applicable to small enterprises. Small enterprises are mining enterprises or independent operational units of a mining enterprise employing less than 40 persons on regular basis. In case of land owners minerals production may be commenced or recommenced after an interruption of more than five years on the base of exploration and production plans approved by the Regional Mining Authority.

     Where a mining enterprise consists of several independent units, the holder of mining rights has to appoint a manager, a deputy manager and technical supervisors for each unit. In small enterprises, where operational hazards can be expected to remain at a low level, multiple appointments of responsible persons are allowed. The holder of the mining rights also has to appoint a responsible mine-surveyor for each mine. Multiple appointments by several holders of mining rights are allowed as well. Any appointment is subject to approval by the Mining Authority.

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

     General Considerations.

     The value of the Company's properties and exploration results may be affected by the prices of precious metals, especially gold, and by the cost of extracting the precious metals. During 1997, gold prices fluctuated from a low of $281.50 to a high of $366.00 per ounce. During the last ten years, gold prices have averaged less than $400 per ounce. Modern heap leach technologies has allowed lower grades of ore bodies to be mined. For several years, this trend created a resurgence in the United States and internationally in the traditional gold producing areas, of exploration activity for gold in the minerals industry.

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

     As of May 31, 1998, the Company did not have any employees. Its directors and officers, with the exception of the Chairman Florian Riedl-Riedenstein, are not engaged full time in the prosecution of the Company's business. The Company has retained the services of several consultants on a part time basis. One of these consultants, a geologist, Dr. Hans Klob has been engaged, to assist it in its operations, on a part time basis and has been appointed Vice President, Exploration of the Company. Dr. Klob served in a similar capacity for Argosy Mining. No employees are expected to be hired throughout this fiscal year unless the activities of the Company expand and its new business plan develops. However, the Company intends to hire consultants to assist it in its operations.
Item 2. DESCRIPTION OF PROPERTY

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

     Schellgaden North and Schellgaden South. The Schellgaden North property is an unimproved exploration property without known reserves which extends from South Salzburg into North Carinthia Province, Austria. The property consists of
39.4 square kilometers. The property consists of 82 leases, 36 leases in Salzburg and 46 leases in Carinthia. The current lease term is for a two year period, January 1, 1998 to December 31, 2000. It is in this property that the initial exploration and evaluation activities of the Company are scheduled to take place. The Company has spent approximately $239,000 on exploration and evaluation of the property during the year ended December 31, 1997.

     The Schellgaden North site is part of a historically significant gold mining district. A series of ancient gold mines lies along the outcrop of a gneiss-micaschist-amphibolite series, called the Storz and Kareck Formations on the eastern rim of the Tauern Window. The gold ore is a fine grained stratabound quartz-sulfide layer, that occurs in three different mineralized horizons.

     The Schellgaden South Property is an unimproved exploration property without known reserves which is located in Northern Carinthia, Austria. The expenditures to date on the property have been limited and comprised of evaluation costs and lease maintenance costs. The property consists of 37.4 square kilometers and is located to the south of the Schellgaden North property. This area is less significant than Schellgaden North from a historical viewpoint in terms of number of mines once operating and the extent of ore recovered. The property consists of 75 leases in Carinthia. The current lease term is for a two year period, January 1, 1998 to December 31, 2000.

     Access to the Schellgaden North and South properties is by Tauemautobahn A-10, the major freeway link between Munich-Salzburg-Klagenfurt-Italy. A federal highway, B-99, runs parallel. Small access roads frequently lead into the concession area over the whole North-South extension of about 29 kilometers between the town of St. Michael in Salzburg and Gmund in Northern Carinthia.

     Management determined to commence operations on this property as reported gold grades were sufficiently high and underground workings from the old mining operations periods are still accessible at the site. It was on the Schellgaden North site that the prior owner, Argosy Mining, conducted limited exploration activities. During the first phase of this program conducted by Argosy Mining, the old underground mines were channel sampled and assayed by Bondar-Clegg in Vancouver, Canada after sample preparation by The University of Salzburg Geoscience Lab. The samples showed evidence of gold with grades ranging at an average of 5-15 g Au/t. During the second phase four diamond core drill holes were drilled to a maximum depth of 100 meters in the south of the Stublbau Mine to learn about the tectonic structure and to test the southern continuation of the ore horizon of the mine. Drilling started in September 1995 and ended in October 1995. Based on the results of the study of the consultant geologist for Argosy Mining, Dr. Hans R. Klob, who now has been appointed Vice President, Exploration of the Company, demonstrated the possibility that an area once viewed as medieval gold mining following along a single stratabound quartz-sulfide-gold layer may be a horizon of at least four different ore bearing levels of 2 to 10 meters thickness with one to several single quartz-ore beds of centimeter- to meter thickness.

     The core drilling samples showed two systems of en echelon type block faulting, one striking North-South with varying down-thrust to the east, the other striking West-East with down thrust to the North, usually with small vertical throw amounts. The formation usually dips gently to the east.

     In the fall of 1997 drilling of the first of eight planned 300 meters deep diamond core drill holes was completed. The eight projected drill holes are to be placed in a pattern over a 500 meters north/south to 1,500 meters west/east exploration block - the Stublbau Block. As the initial hole of the Schellgaden North Gold Project this hole's purpose was to acquire maximum knowledge of the lithology, the mineralogy and the tectonic structure of the rock sequence of the Kareck Formation and at the same time to test the new model described above.

     Detailed geological logging of the 295 meter long drill core showed an epi-metamorphic sequence of andesitic to rhyolitic volcanics and their respective volcanoclastics intermixed with marin sediments. At a present drill depth of 295 meters, drilling had to be stopped for the winter in the lower Kareck Formation at the boundary to the lower Storz Formation. Several Schellgaden-type gold-sulfide-quartz layers were recognized at the following depths::

                     1.  22.85 - 23.35 meters
                     2.  31.10 - 31.25 meters
                     3.  84.70 - 85.00 meters
                     4.  218.10 - 220.10 meters
                     5.  239.18 - 242.10 meters including old workings

     Preliminary results of geochemical analyses of 372 core samples for gold and 36 trace elements show characteristic behavior of various groups of elements with reference to the respective lithologies. The distribution of anomalously higher gold values ranging from 15 to 12,920 parts per billion ("ppb") (1,000 ppb = 1.0 grams per ton) over the length of the drill hole supports the model of a multilayer system composed of several ore layer-bearing horizons at the following depths:

          1. 6.00 to 33.00 meters, 10 individual gold layers with values ranging from 28 to 731 ppb, corresponding to Schulterbau Horizon;

          2. 43.72 to 56.00 meters, 3 individual gold layers with values ranging from 16 to 34 ppb;

          3. 76.00 to 111.00 meters, 8 individual gold layers with values ranging from 16 to128 ppb;

          4. 136.00 to 174.00 meters, 3 individual gold layers with values of 15 ppb, the central of the three layers contained a tungsten anomaly, corresponding to the Stublbau Horizon;

          5. 209.20 to 225.50 meters, 4 individual gold layers, with values ranging from 15 to 12,920 ppb;

          6. 239.18 to 242.10, 1 individual gold layer, old workings, no core sample available;

          7. 261.00 to 275.00, 3 individual gold layers, with values ranging from 15 to 137 ppb; and

          8. 284.00 to 291.00, 1 individual gold layer, with values of 15 ppb, corresponding to the Pritzkar Horizon.

     As a result of the preliminary analysis of the drill data the revised model of multiple gold-ore-layers located in several ore bearing horizons within the Kareck-Formation provides support of the Company's exploration strategy and the Schellgaden depositional model. Even though the Kareck-Storz-Formation boundary was not yet reached at a drill depth of 295 meters (projection in model between 280 and 300 meters) this original projection will not be exceeded much. The formation boundary is expected within the next 10 to 30 meters.

     Detailed correlation analysis between groups of elements and lithologies is ongoing with results pending, but showing distinct geochemically defined rock units along the drill profile. Also correlations between the geochemistry of underground channel samples, the 1995 drill core samples and the current core are still outstanding. This pending work should demonstrate the continuity of the ore horizons described above from one location to the other, even if - probably due to the unevenness of the depositional environment, the basin floor
- individual ore layers (volcanic exhalites) seem to be highly variable in their thickness and lateral extension as well as their gold content.

     During the summer and fall of 1998, the Company intends to continue its core drilling program over an area of 500 by 1500 meters on the property overlying the main old workings. Work will continue on the remaining seven of eight diamond core holes which are expected to be drilled to a depth of approximately 300 meters. The projected cost of this project is approximately $600,000. After the core is drilled, the samples will be analyzed for geologic attributes and the presence of gold by Bondar-Clegg, Canada or another acceptable assay laboratory. Based on the result of the core samples, the Company will decide whether to abandon the site, drill additional core samples to confirm or support its findings or develop a program to develop and prove the reserve in the area. The program of the Company is intended to confirm the results of the prior study conducted by Argosy Mining and to determine the potential gold reserve in the area.

     The Company has of procured all necessary permits for the planned Schellgaden North diamond drilling program scheduled for the summer and fall of 1998. After the work is completed, or at year's end, the Company will submit a work report to the Mine Department Office. This is for the purpose of continuation and/or renewal of its respective claims. Management believes that this work program is sufficient for all nine Austrian properties held by the Company to be renewed at year end for an additional two year period, but there can be no assurance of this result.

     Goldeck West - Siflitz and Goldeck East - Siflitz. The Goldeck West-Siflitz Property are unimproved exploration properties without known reserves which are located in South Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property area is of 27.6 square kilometers and consists of 57 leases. The current lease term is for a two year period, January 1, 1998 to December 31, 1999. This property was acquired by Argosy directly from the Austrian Government in 1995. The property is located within the Kreuzeck-Goldeck Gold district in the southern part of the Austrian Province of Carinthia. This district has been the site of numerous mines for gold and antimony from the early middle ages on and the last of the mines closed down in the early 1950's. The Goldeck East-Siflitz Property is located in South Carinthia, Austria. The property consists of 31.6 square kilometers and consists of 64 different leases. The current lease term is for a two year period, January 1, 1998 to December 31, 1999. The property is also part of the Kreuzeck-Goldeck Gold district and lies to the east of the Goldeck West-Siflitz property. Argosy obtained the exploration rights to this area directly from the Austrian Government in 1995 when studies and drilling at Goldeck Siflitz area indicated a continuation of gold bearing structures further to the east.

     Access to the Goldeck West - Siflitz and Goldeck East - Siflitz is by a federal highway, B-100, which runs East/West along the Drau River. A dense network of secondary roads accesses the two properties, which have been historic centers of gold mining.

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

     The Company's exploration activities are currently focused on the Schellgaden North property. Exploration programs will be developed for Goldeck West - Siflitz and Goldeck East - Siflitz based on the availability of capital and developments on the Schellgaden North property.

     Kreuzeck West - Rabant. The Kreuzeck West - Rabant Property are unimproved exploration properties without known reserves which are located in Western Carinthia Province and extends into East-Tyrol Province, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property consists of 23.9 square kilometers and is made up of 44 leases in Carinthia and 5 leases in East Tyrol. The current lease term is for a two year period, January 1, 1998 to December 31, 1999. This property is the western most property in the Kreuzeck-Goldeck Gold district and has been an area of active mining from the Middle Ages to the 1950s when the Rabant and Gurskerkammer Mines were closed down by the Bleiberger Bergwerks Union ("BBU"). BBU mined the area for lead, zinc and antimony. The BBU still owns the mining rights around the Gurskerkammer Mine, but Argosy was granted exploration rights covering the whole area, and the mining rights are being reviewed by the Carinthian Department of Mines. The Company expects that the rights granted to the BBU will be annulled although there can be no assurance of this. Until, and if, the rights are lifted, the Company cannot conduct exploration operations in the area.

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

     The Rabant Mine is no longer accessible, as most entrances have collapsed. The lenticular stibnite ore bodies were reported to contain fine intergrowth of pyrite and arsenopyrite with gold contents ranging from 1 to 35 g Au/t.

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

     Kreuzeck East - Lengholz. The Kreuzeck East - Lengholz property are unimproved exploration properties without known reserves which are located in South-Western Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property consists of 20.5 sq. kms. and is made up of 42 leases. The current lease term is for a two year period, January 1, 1998 to December 31, 1999. The Kreuzeck East property covers the southern slope of the Eastern Kreuzeck Mountains between Steinfeld in the west and Lessnig in the east. The property includes two famous old mining districts, the rich gold mines north of Lengholz and the stibnite deposits of Lessnig-Radlberg. The mines in this area have been shut down and inaccessible for many years. At both old mine centers, mica schists with minor greenschists are host rock to the mineralization, with a general East-West strike and 35-60o dip to the north. The Lengholz mine was opened in 1544 when gold was discovered and closed down in the 17th century.

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

     Kliening and Kliening West - Buchbauer. The Kliening and Kliening West properties are unimproved exploration properties without known reserves which are located in Eastern Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. Each property consists of 27.4 square kilometers and are made up of 54 different leases. The current lease term is for a two year period, January 1, 1998 to December 31, 1999 and January 1, 1996 to December 31, 1998 respectively. The Kliening Gold Mining District lies west of Bad St. Leonhard in the Upper Lavant Valley, the NNW of the village of Kliening in eastern Carinthia. At Kliening, at least nine different steeply Northeast dipping veins have been reported. Mineralized structures have been traced over 1000 meters along strike, average spacing between the veins at about 50 meters.

     Access to the Kliening properties from Vienna or Klagenfurt is over the Austrian Sudautobahn, the federal highway A-2. The properties are located between the town of Bad St. Leonard/Lavanttal and the Klippitztorl mountain pass, about 10 kilometers to the west, with a secondary road link via the old gold mining town of Kliening.

     The polymetallic sulfide association is dominated by arsenopyrite with pyrite, galena, ag-tetrahedrite, and bismuth. Gold also occurs in milimeter-grains as free gold within quartz and chlorite. Host rocks are metamorphic schists. A program of core samples in the 1980's were inconclusive due to high losses of core material.

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

     Strassegg-Gasen. The Strassegg-Gasen Property is an unimproved exploration property without known reserves which is located in Northern Styria, Austria. The expenditures to date on the property have been limited, comprised of evaluation costs and lease maintenance costs. The property consists of 12.3 square kilometers and is made up of 25 leases. The current lease term is for a two year period from January 1, 1997 to December 31, 1998. The Strassegg-Gasen Property is located about 1 kilometers east of the district center Bruck/Mur, province of Styria. Extensive, but shallow, underground mining of gold and arsenopyrite dates back to the Middle Ages. A great number of collapsed mine entrances, pits and mine dumps have been mapped by an exploration project conducted in the 1980s.

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

     An airborne geo-MAG survey of the area discovered a strong magnetic anomaly down-dip from the outcropping greenschist series, seat of the historic gold mine workings. The anomaly shows a certain NNW-SSE elongation with a maximum magnetic susceptibility of 300 n Tesla. Computer calculations to model the anomaly are presently being undertaken at the Institute for Geophysics at the University of Vienna in an attempt to define the parameters of the anomaly more closely. The Company's geologist believes that the anomaly is caused by a massive sulfidic ore body located at an estimated depth of about 300 meters. Such a massive sulfide ore body is believed to be the source for the numerous gold-sulfide veins mined during historic times close to the surface.

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

     Under Austrian federal law, the annual fee requirement for all exploration claims and concessions is ATS 120.00 (approximately $9.55) for each claim, or ATS 60,240.00 (approximately $4,795.10) for all 502 claims on the nine mining properties. The bill is received by the concession holder for the properties annually from the Highest Mining Authority seated at the Federal Ministry of Economic Affairs in Vienna, Austria. An additional annual fee may be charged by the provincial Mine Department Offices, which administers and grants exploration and mining permits and approves exploration work programs. The provincial Mine Department Offices can charge an annual renewal administrative fee of ATS 20.00 (approximately $1.59) per claim to cover administrative costs of concession maintenance, registry and renewal. This fee amounts to ATS 720.00 (approximately $57.31) in Salzburg, ATS 100.00 (approximately $7.96) in Innsbruck (East Tyrol), and ATS 6,350.00 (approximately $505.46) in Klagenfurt (Carinthia). The

Departments of Graz and Leoben have not charged any fees in the past two years. There are no fee requirements to local administrations or to local land owners on or under whose properties the explorations work is conducted. The only payments to land owners that may take place are negotiated payments of compensation for actual/possible losses from the exploration and mining activities and the granting of access to and over the property. These fees tend to be between ATS 3,000.00 (approximately $238.80) to ATS 10,000.00 (approximately $796.00).

     To maintain exploration rights and concessions beyond the current term under applicable Austrian law, the Company has to submit a work program with detailed descriptions of the type, extent and purpose of the planned exploration activities and schedule of work. Also, the Company must provide an estimate of the cost of the program combined with evidence of the financial means to complete the program. In addition, the Company must provide a description of equipment required, transportation needed and the safety measures taken to protect workers. Once a program is completed, or at the end of each year, the Company must submit a work program report indicating the results of the program.

     The exploration and mining rights held by the Company can be forfeited or canceled by the Mining Authorities in the case of repeated breach of the provisions and regulations of the mining law or repeated neglect of the requirements stated by the Mining Authorities by the lease holder or their authorized representative. The exploration and mining rights may also be canceled by non-payment of the yearly claim fees. Under Austrian law, land rights and mineral rights are equal and coexis for each others benefit. A land owner may object to a work plan but cannot stop the plan as long as the program is economically, legally and environmentally sound. The law encourages negotiation and cooperation between land owners and holders of mineral rights.

     Item 3. LEGAL PROCEEDINGS

     The Company is party to one legal action related to the prior business of the Company. On September 16, 1997, a lawsuit was filed in the State of New York, Supreme Court, County of Livingston, case number 799-1997. The third party plaintiff alleges that it purchased certain building systems, including building design and building parts from the Company and that among other things, the subject building was constructed in a defective and negligent manner and that said defects and negligent construction caused a fire to spread unreasonably fast and within concealed joint spaces of the subject building so that the fire could not be confined or extinguished without substantial destruction to the buildings. The lawsuit seeks unspecified damages.

     The legal defense of the Company is being provided by the insurance carrier for the Company. Management is in the process of determining the extent of any insurance coverage for a loss or judgment. Should it be determined that any loss or judgment is not covered by insurance such loss or judgment would be borne by the Company. While the amounts claimed above or in respect of future claims relating to the Company's former operations may be substantial, any liability cannot now be determined because of the considerable uncertainties which exist. Therefore, it is possible that the results of operations or liquidity in a particular period could be materially affected by these contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position, results of operations and cash flow of the Company

     The Company was a party to a legal action related to the prior business of the Company. On March 2, 1995, a lawsuit was filed in the 98th District Court in Travis County, State of Texas, alleging liability for the deaths of two people and the destruction of a mobile home allegedly manufactured by the Company in a fire. This lawsuit was settled in March 1998 at no cost to the Company.


     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders.

     Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to December 7, 1994, the Company's common stock had been listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange. On December 4, 1994, these stock exchanges suspended trading in the Company's common stock. The suspension was a result of the failure of the Company to continue to meet the listing requirements with the New York Stock Exchange. On May 24, 1995, the Company was delisted from the New York and Chicago Stock Exchanges and, on April 11, 1996, the Company was delisted from the Pacific Stock Exchange. The Company's common stock now trades over-the-counter on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "EGIT".

     The following is the range of high and low bid information for the shares of the common stock of the Company for each quarter in 1996 and 1997. This information was obtained from the Trading and Market Services division of The Nasdaq Stock Market, Inc. The information provided is over-the-counter market quotations. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Quarter Ending                     High Bid                   Low Bid
         --------------                     --------                   -------

         March 31, 1996                     0.07                       0.03125
         June 30, 1996                      0.0313                     0.001
         September 30, 1996                 0.04                       0.001
         December 31, 1996                  0.08                       0.02
         March 31, 1997                     0.25                       0.05
         June 30, 1997                      0.15625                    0.06
         September 30, 1997                 0.20                       0.0625
         December 31, 1997                  0.15                       0.04

     As of May 31, 1998, the Company had approximately 6,000 shareholders of record.

     The Company has not paid any cash dividends on its common stock since 1973 and does not intend to pay any cash dividends in the foreseeable future.

     Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     General

     This Management Discussion and Analysis or Plan of Operation contains certain forward looking statements as more fully described in the front of this Report.

     Since its inception in 1940, the Company incurred cumulative net losses of $47,905,306. Of such amount, $601,342 represents losses from the Company's current business of the evaluation, exploration and development of gold mining prospects. The remainder of its accumulated losses relates to results of operations of the Company's prior business from inception through December, 1996. The Company discontinued operations in 1996 of all prior businesses except that of the evaluation, exploration and development of gold mining prospects. Further, at December 31, 1997, the Company has negative working capital of $162,035, representing the excess of current liabilities of $192,863 over current assets of $30,370. The Company expects to continue to incur losses and will be unable to generate sufficient working capital to sustain its operations until it can produce and sell at a profit precious metals from its mining properties. Until then, the timing and amounts of the Company's expenditures will depend upon a number of factors, including the availability of working capital, the status and timing of its explorations activities and the efforts required to identify and evaluate potential mining properties. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its business plan.

     Mineral Properties and Deferred Development Costs

     Mineral Property and Deferred Development Costs were $439,507 at December 31, 1997 compared to $200,192 at December 31, 1996. These costs capitalized and reflected on the Company's Balance Sheet as "Mineral property and deferred development costs". These cost relate to the Company's nine Austrian properties. Cost incurred in 1997 for preparatory work for the drilling program on the Company's Schellgaden property were $239,315. The capitalized cost of $200,192 at December 31, 1996 represent th acquisition cost of the nine Austrian properties.

     Results of Operations

     General and Administrative Expenses for the years ended December 31, 1997 and 1996 were $78,362 and $10,285, respectively. The increase in 1997 compared to 1996 result from the reactivation of the Company and the commencement of business in the exploration and development of mineral properties. The increase in costs in 1997 were the results of expenditures for transfer agent fees, shareholder reporting costs and travel.

     Legal fees for the years ended December 31, 1997 and 1996 were $91,652 and Nil, respectively. The costs incurred in 1997 pertain to commencement of the business of the evaluation, exploration and development of gold mining prospects of the Company and complying with regulatory filing requirements.

     Audit fees for the years ended December 31, 1997 and 1996 were $24,042 and Nil, respectively. The increase is due to the additional company activity associated with the 1996 restructuring..

     Management fees for the years ended December 31, 1997 and 1996 were $71,822 and Nil, respectively. The increase in management fees is due to commencement of the mineral exploration business of the Company. Commencing January 1, 1997 the Company entered into an agreement with United Tri-Star Resources Ltd. , to provide certain management and administrative services. Under the terms of the agreement the fee is Cdn. $5,000 per month for January through April 1997 and Cdn. $10,000 per month thereafter. The total fee was $71,822 (Cdn. $100,000) for the year ended December 31, 1997.

     Exploration expenditures - Canada represent the cost of investigation of a potential acquisition in Canada. These expenditures were $262,207 for the year ended December 31, 1997. Exploration expenditures - Ghana represent the cost of investigation of potential acquisitions in Ghana. These expenditures were $44,700 for the year ended December 31, 1997. No exploration expenditures of this nature were incurred in the year ended December 31, 1996.

     The net loss from continuing operations for the years ended December 31, 1997 and 1996 was $568,682 and $8,624, respectively. The increase in the loss was due to the increase in operating expenses for the reasons noted above.

     In the year ended December 31, 1996, the loss from the discontinued real estate development operations was $32,660, primarily resulting from the sale of development resort lots. Also, in the year ended December 31, 1996, the Company disposed of its subsidiaries, NRC Inc., Arendswood Homes Inc., and National Building Systems Inc., which were involved in the development of resort lots for a net gain of $185,086. There was no gain or loss from discontinued operations in 1997.

     The Company's combined net loss from continuing and discontinued operations for the year ended December 31, 1997, amounted to $568,682 compared to net income of $143,802 in 1996.

     Liquidity and Capital Resources

     In 1996, the Company discontinued its real estate development operations, a change of control of the Company occurred and subsequently nine gold exploration properties in Austria were acquired. The Company entered into its new business plan after management determined to enter the mineral exploration business. However, the Company does not have sufficient capital with which to pursue its new business plan. The Company, therefore, continues to consider various capital raising options, including, but not limited to, equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its new business plan

     The Company has a net working capital deficit (current assets less current liabilities) of $162,035 at December 31, 1997. The Company has $192,863 in current liabilities of which $50,370 pertains to a prior year over accrual of liabilities. Current assets amounted to $30,828 at December 31, 1997.

     The Company used $373,924 in net cash for operating activities for the year ended December 31, 1997, compared to $2,549 in 1996. The cash used in operations for the year ended December 31, 1997 consisted of a net loss of $568,682 offset by increases of $71,900 in accounts payable and accrued liabilities, $15,890 of shareholder advances and $6,968 in accounts receivable, and offset by a decrease of a security deposit of $100,000.

     The Company used $239,315 and Nil in net cash for investing activities for the year ended December 31, 1997 and 1996, respectively. Net cash used in investing activities for the year ended December 31, 1997 was comprised of $239,315 of deferred exploration costs incurred for the exploration of the Company's nine Austrian properties.

     The cash provided by net financing activities was $455,885 and $384,546 for the year ended December 31, 1997 and 1996, respectively. During the year ended December 31, 1997, the Company received $481,250 from the sale of common stock offset by common stock issue costs of $25,265. During the year ended December 31, 1996, the Company received $579,130 from the sale of common stock offset by common stock issue costs of $36,000. Also, in 1996, $158,584 due to the former controlling shareholder was extinguished as a result of the transfer of the Company's three wholly-owned subsidiaries, NRC Inc., Arendswood Homes Inc., and National Building Systems Inc., and its remaining development resort lots to an affiliate of that shareholder.


                         -THIS AREA INTENTIONALLY BLANK-

Item 7.  FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors of Empire Gold Inc.

We have audited the consolidated financial statement of financial position of Empire Gold Inc. and subsidiary as of December 31, 1997 and the related consolidated statement of operations changes in stockholders' equity, and cash flow for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Gold Inc. and its subsidiary at December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 (d) to the financial statements, at December 31, 1997, the Company has an accumulated deficit of $47,905,306 and a working capital deficiency of $162,035. In addition, additional capital will be required to proceed with the Company's exploration program. These matters raise substantial doubt about its ability to continue as a going concern. Managemen plans in regard to these matters are also described in Note 1(d). The financial statements do not include adjustments that might result from the outcome of this uncertainty.


                                                       /s/ KPMG
Toronto, Canada                                        KPMG
June 12, 1998                                          Chartered Accountants

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of National Enterprises, Inc. (effective September 2, 1997 the Company changed its name to Empire Gold Inc.)

We have audited the accompanying consolidated balance sheet and the related consolidated statement of operations, cash flow, and changes in shareholders' deficit of National Enterprises, Inc. as of and for year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of National Enterprises, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on April 14, 1992, the Company was reorganized under Chapter 11 of the U. S. Bankruptcy Code. Under the Plan of Reorganization most of the operating assets have been sold or transferred to a liquidating trust for the benefit of creditors. During 1996, the Company sold its subsidiaries which held all of its remaining operating assets. It then acquired a new subsidiary which owned certain mineral concessions. These concessions are unproven and the Company's ability to establish ongoing operations is dependent upon these rights being commercially developed and the Company's ability to raise adequate capital to develop them. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


                                                /S/ James Smith & Company
Dallas, Texas                                   JAMES SMITH & COMPANY
June 30, 1997                                   A Professional Corporation


                                EMPIRE GOLD, INC.
                           CONSOLIDATED BALANCE SHEET
                               as at December 31,


                                                      Note           1997            1996
                                                      ----           ----            ----

ASSETS

Current assets:
       Cash ........................................            $     12,796    $    170,150
       Accounts receivable .........................                  18,032          25,000
       Security deposit ............................  6                    0         100,000
                                                                ------------    ------------
                                                                      30,828         295,150

Mineral properties and deferred exploration costs ..                 439,507         200,192
                                                                ------------    ------------

Total Assets .......................................            $    470,335    $    495,342
                                                                ============    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
       Accounts payable ............................            $     67,428    $     37,703
       Accrued liabilities .........................                 104,338          67,370
       Due to related party ........................  6                5,207               0
       Shareholder advance .........................  6               15,890               0
                                                                ------------    ------------
                                                                     192,863         105,073
Shareholders' Equity
       Common stock ................................  5           48,228,778      47,258,893
       Common stock subscriptions, net .............  5                    0         514,000
       Common stock transferred by Affiliate .......  1              (46,000)        (46,000)
       Accumulated deficit .........................             (47,905,306)    (47,336,624)
                                                                ------------    ------------
Total Shareholders' Equity .........................                 277,472         390,269
                                                                ------------    ------------

Total Liabilities and Shareholders' Equity .........            $    470,335    $    495,342
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                EMPIRE GOLD, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        For the Years Ended December 31,


                                                     Note       1997          1996
                                                     ----       ----          ----

Income
       Interest income ...........................       $     4,103    $      1,661

Expenses
       General and administrative ................            78,362          10,285
       Legal .....................................            91,652               0
       Audit .....................................            24,042               0
       Management fees ...........................    6       71,822               0
       Exploration expenditures - Canada .........           262,207               0
       Exploration expenditures - Ghana ..........            44,700               0
                                                         -----------      ----------

                                                             572,785          10,285
                                                         -----------      ----------

Loss from continuing operations ..................          (568,682)         (8,624)

Discontinued operations
       Loss from operations ......................    8            0         (32,660)
       Gain on disposal ..........................                 0         185,086
                                                         -----------      ----------

Net income (loss) ................................       $  (568,682)   $    143,802
                                                         ===========      ==========

Net income (loss) per common share ...............       $     (0.01)   $          *
                                                         ===========      ==========

Weighted average number of common
shares outstanding ...............................        73,073,153      69,566,083
                                                        ============      ==========


* Less than $0.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.



                                EMPIRE GOLD, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Years Ended December 31,

                                                               Note           1997               1996
                                                               ----           ----               ----

Cash flows from operating activities
Net income (loss) ............................................             $(568,682)         $ 143,802
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities
       Accounts receivable ...................................                 6,968            (25,000)
       Security deposit ......................................  6            100,000           (100,000)
       Accounts payable ......................................                34,932            (31,351)
       Accrued liabilities ...................................                36,968             10,000
       Shareholders advance ..................................  6             15,890                  0
                                                                           ---------          ---------
Net cash used by operating activities ........................              (373,924)            (2,549)
                                                                           ---------          ---------

Cash flows from investing activities
       Deferred exploration costs - Austria ..................              (239,315)          (200,192)
       Decrease in assets of discontinued
       operations ............................................                     0            (13,592)
                                                                           ---------          ---------

Net cash provided (used) by investing activities .............              (239,315)          (213,784)
                                                                           ---------          ---------

Cash flows from financing activities
       Proceeds from sale of common stock ....................  5            455,985             29,130
       Proceeds from sale of common stock subscriptions ......                     0            514,000
       Related party borrowings extinguished .................  6                  0           (158,584)
       Cancellation of shares ................................                  (100)                 0
                                                                           ---------          ---------

Net cash provided by financing activities ....................               455,885            384,546
                                                                           ---------          ---------

Net increase (decrease) in cash ..............................              (157,354)           168,213

Cash at beginning of year ....................................               170,150              1,937
                                                                           ---------          ---------

Cash at end of year ..........................................             $  12,796          $ 170,150
                                                                           =========          =========


The accompanying notes are an integral part of these consolidated financial statements.


                                                         EMPIRE GOLD, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Common
                                    Number of                          Common           Stock
                                     Common            Common           Stock       Transferred by     Accumulated
                                     Shares             Stock        Subscriptions     Affiliate         Deficit            Total
                                    ---------          ------        -------------  --------------     -----------          -----

January 1, 1996 ..............      69,034,997     $ 47,183,763     $          0     $          0     $(47,480,426)    $   (296,663)

Sale of common
stock subscriptions ..........               0                0          514,000                0                0          514,000

Exercise of stock
options ......................         971,000           29,130                0                0                0           29,130

Transfer of common
stock by Affiliate ...........               0           46,000                0          (46,000)               0                0

1996 net income ..............               0                0                0                0     $    143,802          143,802
                                  ------------     ------------     ------------     ------------     ------------     ------------

December 31, 1996 ............      70,005,997     $ 47,258,893     $    514,000     $    (46,000)    $(47,336,624) $       390,269

Common stock issued ..........       4,125,000          969,985         (514,000)               0                0          455,985

Cancellation of
common stock .................          (2,000)            (100)               0                0                0             (100)

1997 net loss ................               0                0                0                0         (568,682)        (568,682)
                                  ------------     ------------     ------------     ------------     ------------     ------------

December 31, 1997 ............      74,128,997     $ 48,228,778     $          0     $    (46,000)    $(47,905,306)    $    277,472
                                  ============     ============     ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                Empire Gold, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

NOTE 1 - BASIS OF PRESENTATION AND ACQUISITION:

(a)  General

     In September 1997, the Company changed its name to Empire Gold Inc. (the "Company") from National Enterprises Inc.

     In December 1996, as part of a series of transactions which resulted in a change in control of the Company, the Company sold the subsidiaries holding the remaining inventory of resort development lots and acquired all the issued and outstanding stock of an Austrian company. In connection with this acquisition, the Company acquired 100% of the ownership interests in nine gold exploration properties located in Austria. As a result of these transactions, the business of the Company changed from the sale of resort home sites and panelized public housing to the evaluation and exploration of gold mining prospects located in Austria.

(b)  Basis of Presentation

     These financial statements have been prepared on the going concern basis, which assumes realization of assets and payment of liabilities in the normal course of business. There is substantial doubt about the Company's ability to realize the carrying value of its mining properties and its ability to pay liabilities as they become due. At December 31, 1997, the Company has an accumulated deficit of $47,905,306 and a working capital deficiency of $162,035. The Company incurred a loss from continuing operations of $568,682 in 1997 and $8,624 in 1996. Furthermore, additional funds will be required to proceed with the Company's exploration program. The Company is considering various capital raising options, including but not limited to, equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its business plan. The financial statements do not include any adjustments that might result from th outcome of this uncertainty.

(c)  Acquisition of Argosy Mining G.m.b.H.

     On December 17, 1996, the Company acquired all the issued and outstanding stock of Argosy Mining G.m.b.H., an Austrian corporation (Argosy G.m.b.H.), from Argosy Mining Corp., a Canadian corporation (Argosy Mining), which owns mineral rights to explore for gold reserves in nine prospects located in Austria. The consideration for the transaction included the payment by the Company of $200,192 in cash and the transfer to Argosy Mining from Mercury Immobilien und Verwaltungs AG (Mercury), the controlling shareholder of the Company of 2,300,000 shares of common stock in the Company, valued at $.02 per share, representing the bid price in December, 1996, for an aggregate amount of $46,000. The transfer of shares by Mercury to Argosy Mining has been accounted for in the accompanying consolidated balance sheets as an increase in common stock in the amount of $46,000 with a corresponding deduction to shareholders' deficit in the amount of $46,000 and separately disclosed as "common stock transferred by affiliate". The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the respective date of acquisition. The results of operations since December 17, 1996, are included in the accompanying consolidated financial statements.

     The following summarized pro forma information assumes the acquisition had occurred on January 1, 1996:

                                                          1996
                                                          ----
          Interest Income                              $  5,661
                                                        =======
          Loss from continuing operations              $(65,624)
                                                        =======
          Net income                                   $ 81,802
                                                        =======

(d)  Discontinued Operations

     In the year ended December 31, 1996, the sale of the Company's subsidiaries, which held the remaining inventory of resort development lots, has been reported as discontinued operations in the accompanying financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
     and  its  subsidiaries.   All  significant  intercompany  transactions  and
     accounts are eliminated in consolidation.

(b)  Mineral Properties and Deferred Costs

     Costs relating to the acquisition, exploration and development of non-producing mining properties held by the Company are capitalized until such time as either economically recoverable reserves are established, or the properties are sold or abandoned. Proceeds from sale of properties and earn-in arrangements in which the Company has retained an economic interest are credited against property costs and no gain is recognized until all costs have been fully recovered.

     Amounts recorded for mineral properties and deferred costs represent costs incurred to-date relating to its gold mining prospects located in Austria and are not intended to reflect present or future values. The recoverability of amounts shown for mineral properties and related deferred costs is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

(c)  Translation of Foreign Currencies

     The net assets of the foreign operations of the Company is translated at the appropriate period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income (expense).

(d)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(e)  Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

(f)  Loss Per Share

     Earnings (loss) per common share (EPS) is computed based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic EPS is computed by dividing income available to commons shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The adoption of SFAS No. 128 in 1997 did not result in the restatement of the loss per share reported in 1996.

NOTE 3 - INCOME TAXES

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                       1997            1996
    Deferred Tax Assets:
    Net operating loss carry forwards               $ 202,057       $  3,018
    Valuation allowance                              (202,057)        (3,018)
                                                      -------        -------
    Net deferred tax assets                         $    --         $   --
                                                      =======        =======

At December 31, 1997 the Company has net operating loss carry forwards for income tax purposes of approximately $577,486 which begin to expire in 2004.

The potential future tax assets have not been recognized because the Company does not believe it is more likely than not that the benefit will be realized in the future.


NOTE 4 - STOCK OPTION PLAN

On September 2, 1997, the Company adopted a non-qualified stock option plan. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 7,500,000 of common stock to key employees of the Company, including officers and directors. 7,500,000 shares of common stock have been reserved for issuance pursuant to the exercise of options to be granted under the plan. No options have been granted under this plan.

On November 29, 1996 certain officers, directors and former employees of the Company exercised 475,000 options to purchase 971,000 shares of common stock granted under a non-qualified stock option plan adopted in 1995. The remaining 504,000 stock options outstanding under this plan were canceled on that date.


NOTE 5 - COMMON SHARES

(a) were amended in 1997 resulting in the elimination of the previously authorized preferred shares.

(b) The subscriptions were accepted by the Board of Directors in 1997. The Company incurred common share issue costs of $36,000, for a finders fee, in connection with the subscription resulting in net proceeds from the offering of $514,000.

(c) of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company. The Company incurred common share issue costs of $25,265, for a finders fee, in connection with the subscription resulting in net proceeds of the offering of $455,985. Each warrant may be exercised for $0.25 per share at any time prior to March 31, 1998 and for $0.30 per share at any time thereafter, but prior to September 30, 1998. At December 31, 1997, 1,925,000 share purchase warrants were outstanding.


NOTE 6 - RELATED PARTY TRANSACTIONS

In 1996, the Company transferred the ownership of its wholly-owned subsidiaries; NRC Inc., Arendswood Homes Inc., and National Building Systems Inc. to Danca Investments, Inc., an affiliate of the former controlling shareholder, as payment in full of all debts outstanding to the shareholder, and its affiliates.

In December 1996, the controlling shareholder entered into a Put/Escrow Agreement with a number of shareholders of the Company. In September 1997, those shareholders agreed to terminate the Put/Escrow Agreement and a security deposit of $100,000 plus interest of $3,968 was returned to the Company.

In 1996, the Company paid a management fee of $12,000 to an affiliate of the controlling shareholder.

Commencing January 1, 1997, the Company entered into an agreement with a company of which two directors of the Company are senior officers, to provide certain management and administrative services. Under the terms of the agreement the fee amounted to $71,822 (Cdn. $100,000) in 1997. At December 31, 1997, $5,207 (1996
- Nil) was due to this company.

In September 1997, a shareholder who is also a director of the Company advanced $15,890 to the Company which remains outstanding at year end. This advance does not bear interest and has no fixed terms of repayment.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed in 1997 seeking unspecified damages related to the destruction of a modular building in a fire. The plaintiff alleged that components of the modular building were manufactured by a division of the Company in 1990. The Company is represented by counsel retained by its professional liability insurance carrier. This lawsuit is in the discovery phase. While the amounts claimed above or in respect of future claims relating to the Company's former operations may be substantial, any liability cannot now be determined because of the considerable uncertainties which exist. Therefore, it is possible that the results of operations or liquidity in a particular period could be materially affected by these contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position, results of operations and cash flow of the Company.


NOTE 8 - DISCONTINUED OPERATIONS

On December 11, 1996, the Company transferred the ownership of its wholly owned subsidiaries; NRC, Inc., Arendswood Homes, Inc. and National Building Systems, Inc. (the former subsidiaries); to Danca Investments, Inc., an affiliate of Arendscor as payment in full for all debts outstanding to Arendscor and its affiliates. The transfer of the former subsidiaries constitutes a disposal of substantially all of the Company's real estate development operations. The operating results of the former subsidiarie have been segregated as discontinued in the accompanying consolidated statements. The loss from discontinued operations for the year ended December 31, 1996, consists of the following:

                                                             1996
                                                             ----
         Land sales                                       $ 492,320
         Less: Cost of Sales                               (457,528)
                                                           --------
                                                             34,792
         General and administrative (including management
         fees of $12,000)                                    67,452
                                                           --------
         Loss from discontinued operations                $ (32,660)
                                                           ========

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

                                    PART III

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     Directors and Executive Officers of the Company.

     Listed below are the names, ages (as of May 31, 1998) of each of the directors and executive officers of the Company:

                                                     Positions Held                     Directorship or Office
Name                                Age              With the Company                   Held Since
----                                ---              ----------------                   ----------------------

Florian Riedl-Riedenstein           56               Director, Chairman,                1996
                                                     President and Chief
                                                     Executive Officer

Campbell Deacon                     50               Director                           1994

Edward Jan Smith                    50               Director                           1996

C.W. Leigh Cassidy, C.A.            42               Director, Vice President,          1996
                                                     Chief Financial Officer
                                                     and Secretary

Matthew Gaasenbeek, III             68               Director                           1993

Robert Needham                      69               Director                           1997

William Warke                       72               Director                           1997

Dr. Hans R. Klob                    50               Vice President, Exploration        1997

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

     Florian Riedl-Riedenstein. Mr. Riedl-Riedenstein has been a director and Chairman of the Company since December, 1996 and has been President and Chief Executive Officer of the Company since July, 1997. Mr. Riedl-Riedenstein is Vice Chairman and a Director of Tri Star Gold Corp. (1996), a Director of Coral Gold Corp. (1994), a Director of Bralorne Pioneer Gold Corp. (1994) and a Director of Levon Resources Ltd. (1996). He is formerly Chairman and Chief Executive Officer of Strand Resources (199 1996) and Managing Director of Investment Department of Schoeller & Co., Bank AG (1969-1990).

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

     C.W. Leigh Cassidy, C.A. Mr. Cassidy has been the Vice President, Chief Financial Officer and Secretary of the Company since December, 1996. Since 1996, Mr. Cassidy has been Vice President, CFO of United Tri-Star Resources Ltd., International Reef Resources Ltd., Tri-Star Gold Corp. Previously, he was Vice President, CFO of Emtech Ltd. (1993-1995), Vice President, CFO, Taramira Inc. (1992-1993), Group Vice President, CFO, Household Financial Corporation (1987-1992).

     Edward Jan Smith. Mr. Smith has been a director of the Company since 1996. From 1993 to 1996, he was the Secretary, Vice President, Finance and Chief Financial Officer of the Company. Since 1997 he has been Vice President, Finance of Lambert Fenchurch US Holdings, an insurance service firm. He was Vice President and Chief Financial Officer of MacLean Oddy & Associates, a wholesale insurance brokerage firm from 1996 to 1997. He was a principal in Smith, Sibley & Co., from 1991 to 1993 and was with Price Waterhouse from 1980 to 1991. In 1994, the Securities and Exchange Commission announced the settlement of a Rule 2(e) administrative proceeding brought against Mr. Smith and one other person in connection with audits performed in 1987 and 1988 of another company when Mr. Smith was a partner in Price Waterhouse. The settlement was reached to end an investigation that had been in progress for five years. Under the terms of the settlement, Mr. Smith did not admit or deny the charges and was barred from practicing before the Commission as an auditor for a period of nine months. The terms of the settlement does not limit or restrict, in any way, Mr. Smith's acting as a director of the Company.

     Matthew Gaasenbeek III. Mr. Gaasenbeek has been a director of the Company since 1993. Since 1983 he has been a Managing Partner of Northern Crown Capital Inc. and is a past director of Royal Oak Mines. Previously, Mr. Gaasenbeek was President of Camreco Inc. (1983-1991). Mr. Gaasenbeek is also currently a director of several non-profit environmental organizations and Chairman of the Ontario Development Corporation.

     Robert Needham. Mr. Needham is the founding Chairman and Chief Executive Office of Tri-Star Gold Corp. and Tri-Star Gold (Ghana) Ltd.. A Chartered Engineer and Member of the Order of Australia, Mr. Needham, has over 30 years international exploration and mining experience. Prior to founding the Tri-Star companies Mr. Needham was Managing Director & CEO of the state owned Mineral Resource Development Company, Papa New Guinea, 1991-1994. Other senior positions in the international mining industr fulfilled by Mr. Needham include: Chairman & CEO, Giant Yellowknife Mines Inc., Pamour Inc. and Pamorex Inc., 1987-1990; founding Managing Director & CEO, Kidston Gold Mines Ltd., 1982-1987; Founding Managing Director & CEO, Placer Pacific Limited, 1980-1987; founding Chairman, Porgera Joint Venture Committee, 1979-1987; and Managing Director & CEO & Founder, Fox Mexicana SA, 1970-1980.

     William Warke. Mr. Warke is primarily involve in the investigation of the Tulameen Project on behalf of the Company. He was President of Tiffany Resources Inc. from 1984 to 1997 a company listed on the Vancouver Stock Exchange involved in the business of exploration. Previously, Mr. Warke was President of Rampart Resources Ltd., from 1985 to 1986, a company listed on the Vancouver Exchange involved in the business of minerals exploration, and was President of Cima Resources Inc., from 1975 t 1980, a company listed on the Vancouver Exchange which brought into operation two copper mines in Chile and a lead, zinc and silver mine in Canada's Yukon territory.

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

     Since 1995, Dr. Klob was General Manager of Argosy Mining's Austrian subsidiary, which was purchased by the Company in December, 1996. Dr. Klob, through HRK International, is currently a consultant to the Company. Based on his advice, the Schellgaden North property will be the main target of the Company's 1998 diamond core drill program in Austria to further define the indicated resource.

     Item 10. EXECUTIVE COMPENSATION.

     For the years 1995, 1996 and 1997, no compensation was awarded to, earned by, or paid to the Chief Executive Officer of the Company and no executive officer of the Company received a total annual salary and bonus in excess of $100,000.

     The Company has entered into a management and administrative services agreement with United Tri-Star Resources Ltd., see Item 12 Certain Relationships and Related Transactions.

     Directors receive no cash compensation for their services. The Company reimburses Directors for out-of-pocket expenses incurred to attend Directors meetings.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Security ownership of all beneficial owners of more than 5% of the outstanding common stock of the Company as of May 31, 1998 and management.

Name and Address of                         Amount and Nature of                        Percent of
Beneficial Owner                            Beneficial Ownership (1)                    Class
-------------------                         -----------------------                     ----------
Florian Riedl-Riedenstein                       14,060,500                                18.97%
A-3034 Maria-Anzbach
Tannhof - 1   Austria

D. Campbell Deacon                               2,000,000                                 2.70%
300, 90 Adelaide Street West
Toronto, Ontario   M5H 3V9

W. Leigh Cassidy, C.A                            1,000,000                                 1.35%
300, 90 Adelaide Street West
Toronto, Ontario   M5H 3V9

Matthew Gaasenbeek, III                            855,000 (2)                             1.15%
810-8 King St. E.
Toronto, Ontario  M5C 1B5

Edward Jan Smith                                   610,000                                 0.82%
110-14755 Preston Rd.
Dallas, Texas 75240

Robert Needham                                   6,750,000                                 9.11%
House No. 2
F57/8 Abafum Cresent
Labone North, Accra, Ghana

William Warke                                       Nil                                     Nil
802-1985 Belleville Ave.
West Vancouver, British Columbia

Hans R. Klob                                     1,000,000                                 1.35%
Freyung 6/7
A-!010, Venna, Austria

Directors and
Executive Officers as a Group                   26,275,500                                35.45%
(six persons)


(1) Calculated pursuant to Rule 13d-3(d) of the securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are note deemed outstanding for the purpose calculating the percentage owned by each other person listed.

(2) Includes 480,000 shares owned by Hilda Gassenbeek the spouse of Matthew Gaasenbeek, III.

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company entered into a verbal agreement with William B. Warke a director of the Company in the second quarter of 1997 to organize and effect for the benefit of the Company the staking and the acquisition of mineral claims in the Tulameen project area. At the same time the evaluation of the Tulameen project continued under the direction of Dr. Hans R. Klob. See "ITEM 1. DESCRIPTION OF BUSINESS - NEW BUSINESS PLAN". Mr. Warke also owns several claim blocks within the outlined Tulameen project area which are intended to be transferred into the Company.

     It was the Company's intent to acquire all such properties directly through its Canadian subsidiary, Lodestone Mountain Mining Inc. ("Lodestone"). At the start of staking and acquisition by Mr. Warke in July 1997 "Lodestone" was not yet formed, nor was the Company in the possession of a Free Miners Certificate. Such a Certificate is needed by law to acquire and hold claims for mining properties under Mineral Tenure Act RSBC, c292. For these reasons, the Company entered in the verbal agreement with Mr. Warke.

     The Company completed the formation of Lodestone in March 1998 and is now in the process of obtaining for it the Free Miners Certificate. In the meantime Mr. Warke, a long-time holder of a valid Free Miners Certificate, is holding the complete block of mineral claims acquired and staked for the Company, including properties held in Mr. Warke's personal possession. It is the intent that when Lodestone is in the possession of a Free Miners Certificate that the said block of mineral claims acquired, staked and in private holding by Mr. Warke be vended into Lodestone.

     As of December 31, 1997, the Company had advanced $262,207 to Mr. Warke for the purpose of staking and purchasing additional mining claims other than the ones held by him personally, and for expenditures incurred by Mr. Warke in connection therewith for the benefit of the Company. The Company has advanced an additional $27,503 to Mr. Warke to May 31, 1998 for the same purposes. These advances to Mr. Warke have been accounted for as operating expenses in the period they were made.

     The Company anticipates that the total acquisition cost for the block of mineral claims in the Tulameen project area at the time of transfer to Lodestone by Mr. Warke will be approximately $500,000 in cash, which includes the $289,710 previously advanced to Mr. Warke, and the issuance of approximately 20,000,000 shares of the Company's Common Stock. The anticipated purchase price is based upon individual purchase agreements with the former owners of mineral claims, and discussions between the Company and Mr. Warke. The Company has itself extensively evaluated the mineral potential of the land outlined for acquisition in the Tulameen project area, a hundred-year old well known mining district for gold, platinum and copper, and does not expect to obtain an independent valuation of the property acquired from Mr. Warke. While the verbal agreement is not definitive at this time, the Company expects that the anticipated total purchase price will include (i) the acquisition from Mr. Warke of both the properties previously owned by him and those acquired for the benefit of the Company, (ii) the acquisition from Mr. Warke of the Portable Assessment Account ("PAC Account") credit held by Mr. Warke arising from his previous expenditures on personally held properties in the area in excess of expenditures required for the maintenance of mineral claims by the Ministry of Energy and Mines for the Province of British Columbia, and (iii) compensation for Mr. Warke for his services to plan and manage the acquisition and staking of the said mineral claims in the Tulameen project area for the benefit of the Company.

     The Company intends to finalize the formal transfer of ownership of the whole block of the acquired, staked or other properties held by Mr. Warke personally in the Tulameen project area. This transfer will take place after receipt of the Free Miners Certificate and final approval of the purchase by the Board of Directors of the Company.

     Commencing January 1, 1997, the Company entered into an agreement with United Tri-Star Resources Ltd., a company of which two directors D. Campbell Deacon and C. W. Leigh Cassidy are senior officers, to provide certain management and administrative services. Under the terms of the agreement the Company is required to pay United Tri-Star Resources Ltd. a fee of Cdn. $5,000 per month for January through April 1997 and Cdn. $10,000 per month thereafter. The agreement may be terminated by either party in any year by giving a least three months written notice. The total fee through December 31, 1997 was $71,822 (Cdn. $100,000).

     In 1996, the Company transferred the ownership of three of its wholly owned subsidiaries, NRC, Inc., Arendswood Homes, Inc., and National Building Systems, Inc., to Danca Investments, Inc., an affiliate of Arendscor (Canada), Inc., as payment in full of all debts outstanding to Arendscor (Canada), Inc., and its affiliates.

     On December 12, 1996, Mercury entered into Put/Escrow Agreements with a number of shareholders of the Company. The agreements provide that certain shareholders may require Mercury to purchase additional shares of common stock from them at $0.10 per share during a period from September 12, 1997 to September 27, 1997. The put option expires if the shares covered have been registered by the Company with the Securities and Exchange commission for resale in the United States and have been freely tradable at a price above $0.10 for more than ten consecutive days after registration and prior to receipt by the Company of a notice of exercise. As part of the agreement, the Company deposited cash of $100,000 in escrow equal to one-half the option price, and Mercury deposited 1,000,000 shares of the common stock of the Company held by Mercury to secure the Put/Escrow Agreement. The Put/Escrow Agreements covered a total of 2,000,000 shares of the Company, including 1,223,200 shares held by Arendscor (Canada) Inc., 88,000 shares held by Edward Jan Smith (a director of the Company), 100,000 shares held by Matthew Gaasenbeek, III (a director of the Company), 8,800 shares held by Lisa Hoekwater, 240,000 shares held by John B. Overzet (a former director of the Company), 100,000 shares held by Arthur Walker (a former director of the Company), and 240,000 shares held by Jack Wrobel (a former director of the Company).

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

     By agreement, dated November 30, 1996, which closed on December 17, 1996, the Company acquired all the issued and outstanding stock of Argosy from Argosy Mining, an unaffiliated entity. Argosy holds interests in nine gold mining prospects in Austria. The consideration for the purchase was C$ 250,000 paid by the Company and 1,000,000 shares of common stock of the Company held by Mercury. The agreement provided that an additional 1,000,000 shares of common stock will be transferred to Argosy Mining by Mercury if the Company does not register the original 1,000,000 shares of common stock with the Securities and Exchange Commission for resale within three months following the closing date. Mercury deposited 1,000,000 shares of common stock of the Company in escrow for this purpose and the shares were transferred to Argosy Mining Corp. pursuant to the terms of the escrow.

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

     By agreement, dated September 3, 1996, the Company sold 200,000 shares of common stock at $0.25 per share to Florian Riedl-Riedenstein and 200,000 shares of common stock at $0.25 to a private investor. The subscriptions were accepted and the shares issued by the Company in January, 1997. The $100,000 raised was used by the Company in partial payment of the costs and expenses incurred in the preparation and closing by the Company of the divestiture of the assets of the Company, purchase of all the shares of Argosy and the change in control of the Company. Mr. Riedl-Riedenstein has since become the Chairman, President and Chief Executive Officer of the Company.

     Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     The  following  is a list of  exhibits  filed as part of this Form  10-KSB.
Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibits in the previously filed is indicated in parenthesis.

Item 601
Category                  Exhibit
--------                  -------

3.1 Amended and Restated Articles of Empire Gold Inc., adopted September 2, 1997. (2) (Exhibit 1)

3.2  Amended and Restated  Bylaws of Empire Gold Inc.,  adopted  August 6, 1997.
     (2) (Exhibit 2)

3.3 Articles of Amendment of Articles of Incorporation of Registrant (1) (Exhibit 3.1)

3.4 Amended By-Laws of National Enterprises, Inc., adopted February 11, 1972 as amended to March 15, 1993. (3) (Exhibit 1)

10.1 Share Purchase Agreement, dated November 28, 1996, among National Enterprises Inc. and Danca Investments Inc., pertaining to the sale of all of the issued and outstanding shares of NRC, Inc. Filed as Exhibit 1.I to Form 8-K filed March 27, 1997 and incorporated herein by reference. (3) (Exhibit 2)

10.2 Share Purchase Agreement, dated November 28, 1996, among National Enterprises Inc. and Danca Investments Inc., pertaining to the sale of all of the issued and outstanding shares of National Building Systems, Inc. Filed as Exhibit 1.II to Form 8-K filed March 27, 1997 and incorporated herein by reference. (3) (Exhibit 3)

10.3 Share Purchase Agreement, dated November 28, 1996, among National Enterprises Inc. and Danca Investments Inc. pertaining, to the sale of all of the issued and outstanding shares of Arendswood Homes, Inc. Filed as
     Exhibit 1.III to Form 8-K filed March 27, 1997 and incorporated herein by reference. (3) (Exhibit 4)

10.4 Agreement, dated November 30, 1997, among National Enterprises, Inc., Argosy Mining Corp. and Mercury Immobilien und Verwaltungs AG, pertaining to the acquisition of Argosy Mining G.m.b.H. Filed as Exhibit 2.IV to Form 8-K filed March 27, 1997 and incorporated herein by reference. (3) (Exhibit
     5)

10.5 National Enterprises, Inc. 1994 Stock Option Plan. (3) (Exhibit 6)

10.6 Management Agreement between National Enterprises Inc. and United Tri-Star Resources Limited, dated September 30, 1997. (2) (Exhibit 3)

21*  List of subsidiaries of Empire Gold Inc.

27*  Financial Data Schedule.

*Filed herewith.

     (1) File as an Exhibit to Form 10-KSB of National Enterprises Inc. filed March 20, 1997 for the year ended December 31, 1995.

     (2) Filed as an Exhibit to Form 10-QSB of National Enterprises Inc. filed November 13, 1997, for the quarter ended September 30, 1997.

     (3) Filed as an Exhibit to Form 10-KSB of National Enterprises Inc. filed July 21, 1997, for the year ended December 31, 1996.

     (b) Reports on Form 8-K

     During the last quarter of the year ended December 31, 1997, the Company filed one Current Report on Form 8-K, dated October 24, 1997, reporting the sale of equity securities pursuant to Regulation S.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         EMPIRE GOLD INC.

By:      /s/  Florian Riedl-Riedenstein                  Date:    June 29, 1998
         ------------------------------
         Florian Riedl-Riedenstein, Chairman, President,
         Chief Executive Officer (Principal
         Executive Officer), and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/  Florian Riedl-Riedenstein                  Date:    June 29, 1998
         ------------------------------
         Florian Riedl-Riedenstein, Chairman, President,
         Chief Executive Officer (Principal
         Executive Officer), and Director

By:      /s/ C. W. Leigh Cassidy                         Date:    June 29, 1998
         -----------------------
         C. W. Leigh Cassidy, Vice President,
         Director, Chief Financial Officer (Principal
         Financial and Accounting Officer)
         and Secretary

By:      /s/ D. Campbell Deacon                          Date:    June 29, 1998
         ----------------------
         D. Campbell Deacon, Director

By:      /s/ Edward Jan Smith                            Date:    June 29, 1998
         --------------------
         Edward Jan Smith, Director

By:      /s/ Matthew Gassenbeek, III                     Date:    June 29, 1998
         ---------------------------
         Matthew Gaasenbeek, III, Director

By:      /s/ Robert Needham                              Date:    June 29, 1998
         ------------------
         Robert Needham, Director

By:      /s/ William Warke                               Date:    June 29, 1998
         -----------------
         William Warke, Director

By:      /s/ Hans R. Klob                                Date:    June 29, 1998
         ----------------
         Hans R, Klob, III, Vice President, Exploration