Form 10QSB
period 1998-03-31
EMPIRE GOLD INC
filed 1998-06-30
CIK 70202

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .
                               -------------    --------------
Commission file number 1-4799

                                EMPIRE GOLD INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Indiana                                         35-0540454
 --------------------------------               -------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

                           802 - 1985 Belleville Ave.,
               West Vancouver, British Columbia, Canada, V7V 1B6
               -------------------------------------------------
                     (Address of principal executive office)

                                  604-921-2811
                          ----------------------------
                           (Issuer's telephone number)

                                EMPIRE GOLD INC.
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

     As of May 31, 1998, 74,128,997 shares of common stock, no par value, of the Issuer were outstanding.

   Transitional Small Business Disclosure Format (Check one): [ ] Yes [ X ] No

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                EMPIRE GOLD INC.
                           Consolidated Balance Sheets
                                 as at March 31,
                                   (unaudited)


                                                                                         1998                      1997
                                                                                         ----                      ----
                                     Assets

Current assets
  Cash ................................................................            $      6,898             $     43,519
  Accounts receivable .................................................                  14,188                   50,000
  Security deposit ....................................................                    --                    100,000
                                                                                   ------------             ------------
                                                                                         21,086                  193,519
Mineral property and deferred development costs .......................                 462,556                  200,192
                                                                                   ------------             ------------

                                                                                   $    483,642             $    393,711
                                                                                   ============             ============

                      Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities ............................            $    238,211             $     79,615
  Loans payable .......................................................                   1,396                   12,027
  Due to shareholder ..................................................                  15,890                     --
                                                                                   ------------             ------------
                                                                                        255,497                   91,642
                                                                                   ------------             ------------

Shareholders' equity

  Common stock, no par value, 1,000,000,000 shares
  authorized, 74,128,997 and 72,205,997 shares
  issued and outstanding in 1998 and 1997
  respectively ........................................................              48,228,778               47,772,890
  Common stock transferred by shareholder .............................                 (46,000)                 (46,000)
  Accumulated deficit .................................................             (47,954,633)             (47,424,821)
                                                                                   ------------             ------------
Total shareholders' equity ............................................                 228,145                  302,069
                                                                                   ------------             ------------

                                                                                   $    483,642             $    393,711
                                                                                   ============             ============

The accompanying notes are an integral part of these consolidated financial statements.


                                          EMPIRE GOLD INC.
                      Consolidated Statements of Changes in Shareholders Equity
                    for the three months ended March 31, 1998 and March 31, 1997
                                             (unaudited)



                                                Common Stock             Common Stock   Common Stock
                                       ----------------------------         Stock        Transferred
                                           Number          Amount       Subscriptions    by Affiliate      Deficit           Total
                                           ------          ------       -------------   -------------      -------           -----
December 31, 1996 ..................     70,005,997    $ 47,258,890    $    514,000      $  (46,000)   $(47,336,622)   $    390,268

Sale of common stock ...............      2,200,000         514,000        (514,000)           --              --              --
Net loss ...........................           --              --              --              --           (88,199)        (88,199)
                                       ------------    ------------     -----------      ----------     -----------     -----------

March 31, 1997 .....................     72,205,997    $ 47,772,890    $       --        $  (46,000)   $(47,424,821)   $    302,069

Sale of common stock ...............      1,925,000         455,988            --              --              --           455,988
Cancellation of common stock .......         (2,000)           (100)           --              --              --              (100)
1997 net loss ......................           --              --              --              --          (480,485)       (480,485)
                                       ------------    ------------     -----------      ----------     -----------     -----------

December 31, 1997 ..................     74,128,997    $ 48,228,778    $       --        $  (46,000)   $(47,905,306)   $    277,472

Net loss ...........................           --              --              --              --           (49,327)        (49,327)
                                       ------------    ------------     -----------      ----------     -----------     -----------

March 31, 1998 .....................     74,128,997    $ 48,228,778    $       --        $  (46,000)  $ (47,954,633)   $    228,145
                                       ============    ============     ===========      ==========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements


                                                  EMPIRE GOLD INC.
                                 Consolidated Statements of Operations and Deficit
                                        for the three months ended March 31
                                                    (unaudited)

                                                                                1998                       1997
                                                                                ----                       ----

Revenues

  Interest income .........................................               $         37               $        168
                                                                          ------------               ------------

Expenses
  General and administrative expenses .....................                     15,133                     10,206
  Legal fees ..............................................                      7,073                     14,527
  Audit fees ..............................................                      1,405                     21,936
  Management fees .........................................                     22,547                     11,004
  Exploration expenses - Canada ...........................                      3,206                       --
  Exploration expenses - Ghana ............................                       --                       30,694
                                                                          ------------               ------------
                                                                                49,364                     88,367
                                                                          ------------               ------------

Net loss ..................................................               $    (49,327               $    (88,199)
                                                                          ============               ============

Weighted average number of shares of common
stock outstanding .........................................                 74,128,997                 72,587,948
                                                                          ============               ============


Net loss per share ........................................               $       --                 $       --
                                                                          ============               ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                 EMPIRE GOLD INC.
                                       Consolidated Statements of Cash Flow
                                        for the three months ended March 31
                                                    (unaudited)


                                                                                      1998                   1997
                                                                                      ----                   ----

Cash provided by (used in) operating activities
  Net loss for the period .................................................       $ (49,327)             $ (88,199)
  Change in non-cash working capital ......................................          66,478                 (2,432)
                                                                                  ---------              ---------
Cash provided used in continuing operations ...............................          17,151                (90,631)
                                                                                  ---------              ---------

Cash provided by (used in) investing activities
  Mineral property and deferred development costs - Austria ...............         (23,049)                  --
                                                                                  ---------              ---------
                                                                                    (23,049)                  --
                                                                                  ---------              ---------

Cash used in financing activities
  Common stock issue costs ................................................            --                  (36,000)
                                                                                  ---------              ---------
Net cash used in financing activities .....................................            --                  (36,000)
                                                                                  ---------              ---------

Decrease in cash ..........................................................          (5,898)              (126,631)

Cash, beginning of period .................................................          12,796                170,150
                                                                                  ---------              ---------

Cash, end of period .......................................................       $   6,898              $  43,519
                                                                                  =========              =========


The accompanying notes are an integral part of these consolidated financial statements.

                                EMPIRE GOLD INC.
                   Notes to Consolidated Financial Statements
               for the three months ended March 31, 1998 and 1997
                                   (unaudited)

1.   Basis to Note Presentation

The notes to the consolidated financial statements do not present all disclosure required under generally accepted accounting principles but instead, as permitted by the Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the audited consolidated financial statements and notes thereto contained in Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The accompanying consolidated interim financial statements include adjustments which are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period of 1998 or for the year ending December 31, 1998.

2.   Continuity of Operations

The financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 1998, the Company has an accumulated deficit of $47,954,633 and a working capital deficiency of $234,411. Furthermore, additional funds will be required to proceed with the Company's exploration program. The ability of the Company to raise sufficient funds to operate in the ordinary course of business and proceed with exploration plans, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral Property and Deferred Development Costs

Mineral Property and Deferred Development Costs of $23,049 for the quarter ended March 31, 1998 are capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet. Such costs were $Nil for the comparable period in the prior year. These cost were incurred to further develop the Company's nine Austrian properties, particularly preparatory work for the drilling program on the Company's Schellgaden property.

Results of Operations

General and administrative expenses for the quarter ended March 31, 1998, were $15,133 compared to $10,206 for the same period in 1997. The increase in costs in 1998 were the results of expenditures for the printing of share certificates.

Legal fees for the quarter ended March 31, 1998, were $7,073 compared to $14,527 for the same period in 1997. The costs were higher in 1997 due to efforts in bringing its regulatory filings up to date.

Audit fees for the quarter ended March 31, 1998, were $1,405 compared to $21,936 for the same period in 1997. The 1997 audit costs have been deferred to the second quarter of 1998..

Management fees for the quarter ended March 31, 1998, were $22,547 compared to $11,004 for the same period in 1997. The costs increased pursuant to the terms of the agreement with United Tri-Star Resources Ltd.. The total fee of $22,547 (Cdn. $30,000) through March 31, 1998, has been accrued and remains to be paid.

The cost of investigation of a potential acquisition in Canada were $3,206 for the quarter ended March 31, 1998 compared to the cost of investigation of potential acquisitions in Ghana of $30,694 for the comparable period in 1997.

The net loss from continuing operations for the quarter ended March 31, 1998, was $49,327 compared to $88,199 for the same period in 1997.

Liquidity and Capital Resources

In 1996, the Company discontinued its real estate development operations, a change of control of the Company occurred and subsequently nine gold exploration properties in Austria were acquired. The Company entered into its new business plan after management determined to enter the mineral exploration business. However, the Company does not have sufficient capital with which to pursue its new business plan. The Company, therefore, continues to consider various capital raising options, including, but not limited to, a significant equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its new business plan

The Company's working capital deficiency (current assets less current liabilities) amounted to $234,411 at March 31, 1998. The Company has $255,497 in current liabilities of which $50,370 pertains to a prior year over accrual of liabilities. Current assets at March 30, 1998, amounted to $21,086.

Operating activities of the Company used net cash of $17,151 for the three months ended March 31, 1998, compared to using net cash of $90,631 for the same period in 1997. The cash provided by operations for the three months ended March 31, 1998 consisted of a net loss of $49,327 offset by increases of $62,635 in accounts payable and accrued liabilities and $3,843 in accounts receivable.

The Company used $23,049 and $Nil in net cash for investing activities for the three months ended March 31, 1998 and 1997, respectively. Net cash used in investing activities for the three months ended March 31, 1998 was used for the further development of the Company's nine Austrian properties.

The cash used for financing activities was $Nil and $36,000 for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1997, the Company incurred common stock issue costs of $36,000.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

     (a) Exhibits.

     The  following  is a list of  exhibits  filed as part of this Form  10-QSB.
Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibits in the previously filed is indicated in parenthesis.

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

21*       List of subsidiaries of National Enterprises, Inc.

27*       Financial Data Schedule.

*Filed herewith.

     (1) File as an Exhibit to Form 10-KSB of National Enterprises Inc. filed March 20, 1997 for the year ended December 31, 1995.

     (2) Filed as an Exhibit to Form 10-QSB of National Enterprises Inc. filed November 13, 1997, for the quarter ended September 30, 1997.

     (3) Filed as an Exhibit to Form 10-KSB of National Enterprises Inc. filed July 21, 1997, for the year ended December 31, 1996.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMPIRE GOLD INC.

By: /s/  Florian Riedl-Riedenstein                      Date:     June 30, 1998
         -------------------------
         Florian Riedl-Riedenstein, Chairman, President,
         Chief Executive Officer (Principal
         Executive Officer), and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/  Florian Riedl-Riedenstein                  Date:    June 30, 1998
         ------------------------------
         Florian Riedl-Riedenstein, Chairman, President,
         Chief Executive Officer (Principal
         Executive Officer), and Director

By:      /s/ C. W. Leigh Cassidy                         Date:   June 30, 1998
         -----------------------
         C. W. Leigh Cassidy, Vice President,
         Director, Chief Financial Officer (Principal
         Financial and Accounting Officer)
         and Secretary

By:      /s/ D. Campbell Deacon                          Date:   June 30, 1998
         ----------------------
         D. Campbell Deacon, Director

By:      /s/ Edward Jan Smith                            Date:   June 30, 1998
         --------------------
         Edward Jan Smith, Director

By:      /s/ Matthew Gassenbeek, III                     Date:   June 30, 1998
         ---------------------------
         Matthew Gaasenbeek, III, Director

By:      /s/ Robert Needham                              Date:   June 30, 1998
         ------------------
         Robert Needham, Director

By:      /s/ William Warke                               Date:   June 30, 1998
         -----------------
         William Warke, Director

By:      /s/ Hans R. Klob                                Date:   June 30, 1998
         ----------------
         Hans R, Klob, Director