Form 10QSB
period 1998-06-30
EMPIRE GOLD INC
filed 1998-08-14
CIK 70202

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ ] Yes [X] No

     As of June 30, 1998, 74,972,331 shares of common stock, no par value, of the Issuer were outstanding.

   Transitional Small Business Disclosure Format (Check one): [ ] Yes [ X ] No

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                EMPIRE GOLD INC.
                           Consolidated Balance Sheets
                                 as at June 30,
                                   (unaudited)


                                                                                 June 30,1998
                                                                                 ------------
                                     Assets

Current assets
  Cash ................................................................            $          0
  Accounts receivable .................................................                  14,025
                                                                                   ------------
                                                                                         14,025
Mineral property and deferred development costs .......................                 489,536
                                                                                   ------------

Total Assets ..........................................................            $    503,561
                                                                                   ============

                      Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness ...................................................            $      1,969
  Accounts payable and accrued liabilities ............................                 200,058
  Loans payable - related parties......................................                  16,438
                                                                                   ------------
                                                                                        218,465
                                                                                   ------------

Shareholders' equity

  Common stock, no par value, 1,000,000,000 shares
  authorized, 74,972,331 and 72,587,698 shares
  issued and outstanding in 1998 and 1997
  respectively ........................................................              48,355,268
  Common stock transferred by affiliate ...............................                 (46,000)
  Accumulated deficit .................................................             (48,024,172)
                                                                                   ------------
Total shareholders' equity ............................................                 285,096
                                                                                   ------------

                                                                                   $    503,561
                                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                EMPIRE GOLD INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                       for the six months ended  for the three months ended
                                                June 30                    June 30
                                          1998        1997           1998        1997
                                          ----        ----           ----        ----
Revenues
   Interest income ................        162         239            125          71
                                     ---------   ---------      ---------   ---------
Expenses
   General and administrative .....     21,746      34,503          6,613      24,297
   Legal fees .....................     12,274      34,961          5,201      20,434
   Audit fees .....................     19,089      21,936         17,684           0
   Management fees ................     44,578      25,313         22,031      14,308
   Exploration expenses ...........     21,342           0         18,136           0
                                     ---------   ---------      ---------   ---------
                                       119,029     116,713         69,665      59,039

Net Loss ..........................   (118,867)   (116,474)       (69,540)    (58,968)

Net earnings per share ............         (0)         (0)            (0)         (0)
                                    ----------  ----------     ----------  ----------
Weighted average number of shares
of common stock outstanding ....... 74,242,705  72,587,698     74,242,705  72,587,698
                                    ----------  ----------     ----------  ----------

Weighted average number of shares
of common stock outstanding -
fully diluted ..................... 76,167,705  72,587,698     76,167,705  72,587,698
                                    ----------  ----------     ----------  ----------


The accompanying notes are an integral part of these consolidated financial statements.

                                EMPIRE GOLD INC.
                      Consolidated Statements of Cash Flow
                        For the six months ended June 30
                                   (unaudited)

                                                                 1998                1997
                                                                 ----                ----
Cash provided by (used in) operating activities
   Net loss for the period .................................   (118,867)            (116,474)
   Change in non-cash working capital ......................     27,641              141,592
                                                             ----------           ----------
Cash provided (used) in continuing operations ..............    (91,226)              25,118
                                                             ----------           ----------
Cash used in investing activities
   Mineral property and deferred development costs - Austria    (50,029)            (118,565)
                                                             ----------           ----------
Net cash used in investing activities ......................    (50,029)            (118,565)
                                                             ----------           ----------
Cash provided (used) in financing activities
   Proceeds from sale of common stock subscriptions ........    126,490                    0
   Common stock issue costs ................................          0              (36,000)
                                                             ----------           ----------
Net cash provided (used) in financing activities ...........    126,490              (36,000)
                                                             ----------           ----------
Decrease in cash ...........................................    (14,765)            (129,447)

Cash, beginning of period ..................................     12,796              170,150
                                                             ----------           ----------
Cash (Bank indebtedness), end of period ....................     (1,969)              40,703
                                                             ==========           ==========



The accompanying notes are an integral part of these consolidated financial statements.


                                EMPIRE GOLD INC.
            Consolidated Statements of Changes in Shareholders Equity for the six months ended June 30, 1998 and June 30, 1997
                                   (unaudited)



                                                Common Stock             Common Stock   Common Stock
                                       ----------------------------         Stock        Transferred
                                           Number          Amount       Subscriptions    by Affiliate      Deficit           Total
                                           ------          ------       -------------   -------------      -------           -----
                                                              $                               $               $                $
December 31, 1996 ..................     70,005,997      47,258,890         514,000         (46,000)    (47,336,622)        390,268

Sale of common stock ...............      2,200,000         514,000        (514,000)           --              --              --
Net loss ...........................              0               0               0               0        (116,474)       (116,474)
                                       ------------    ------------     -----------      ----------     -----------     -----------

June 30, 1997 ......................     72,205,997      47,772,890            --           (46,000)    (47,453,095)        273,795

Sale of common stock ...............      1,925,000         455,988            --              --              --           455,988
Cancellation of common stock .......         (2,000)           (100)           --              --              --              (100)
Net loss ...........................              0               0               0               0        (452,210)       (452,210)
                                       ------------    ------------     -----------      ----------     -----------     -----------

December 31, 1997 ..................     74,128,997      48,228,778               0         (46,000)    (47,905,306)        277,473

Sale of common stock ...............        843,334         126,490            --              --              --           126,490
Net loss ...........................              0               0               0               0        (118,867)       (118,867)
                                       ------------    ------------     -----------      ----------     -----------     -----------

June 30, 1998 ......................     74,972,331      48,355,268               0         (46,000)    (48,024,172)        285,096
                                       ============    ============     ===========      ==========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements

                         EMPIRE GOLD INC.
            Notes to Consolidated Financial Statements
          for the six months ended June 30, 1998 and 1997
                            (unaudited)

1.   Basis to Note Presentation

The notes to the consolidated financial statements do not present all disclosure required under generally accepted accounting principles but instead, as permitted by the Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The accompanying consolidated interim financial statements include adjustments which are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period of 1998 or for the year ending December 31, 1998.

2.   Continuity of Operations

The financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 1998, the Company has an accumulated deficit of $48,024,172 and a working capital deficiency of $204,440. Furthermore, additional funds will be required to proceed with the Company's exploration program. Management intends to raise the necessary funds by way of Private Placements. The ability of the Company to raise sufficient funds to operate in the ordinary course of business and proceed with exploration plans, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral Property and Deferred Development Costs

Mineral Property and Deferred Development Costs of $50,029 and $26,980 for the six months and quarter ended June 30, 1998 respectively are capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet. Such costs were $118,565 and $87,871 for the comparable periods in the prior year. These costs were incurred to further develop the Company's nine Austrian properties, particularly preparatory work for the drilling program on the Company's Schellgaden property.

Results of Operations

General and administrative expenses for the six months and the quarter ended June 30, 1998, were $21,746 and $6,613 respectively compared to $34,503 and $24,297 for the same periods in 1997. Management did a general cut-back of all expenses which resulted in a reduction of the general and administrative costs.

Legal fees for the six months and quarter ended June 30, 1998, were $12,274 and $5,201 compared to $34,961 and $20,434 for the same periods in 1997. The costs were higher in 1997 due to efforts in bringing its regulatory filings up to date.

Audit fees for the six months and quarter ended June 30, 1998, were $19,089 and $17,684 respectively, compared to $21,936 and NIL for the same period in 1997. The 1997 audit cost has been accrued in this quarter and remains to be paid.

Management fees for the six months and quarter ended June 30, 1998, were $44,578 and have accrued and remain to be paid, and $22,031 respectively compared to $25,313 and $14,308 for the same periods in 1997. The contract with United Tri-Star Resources Limited is now ended and therefore management fees will reduce appreciably in the future.

Exploration expenses for the six months and quarter ended June 30, 1998, were $21,342 and $18,136 respectively as compared to NIL and NIL for the same period in 1997.

The net loss from continuing operations for the six months and quarter ended June 30, 1998, was $118,867 and $67,540 compared to $116,474 and $58,968 for the same periods in 1997.

Liquidity and Capital Resources

In 1996, the Company discontinued its real estate development operations, a change of control of the Company occurred and subsequently nine gold exploration properties in Austria were acquired. The Company entered into its new business plan after management determined to enter the mineral exploration business. However, the Company does not have sufficient capital with which to pursue its new business plan. The Company, therefore, continues to consider various capital-raising options, including, but not limited to, an equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its new business plan

The Company's working capital deficiency (current assets less current liabilities) amounted to $204,440 at June 30, 1998. The Company has $218,465 in current liabilities and the current assets at June 30, 1998, amounted to $14,025.

Operating activities of the Company used net cash of $91,226 for the six months ended June 30, 1998, compared to provision of $25,118 for the same period in 1997. The cash used in operations for the six months ended June 30, 1998 consisted of a net loss of $118,868 offset by an increase of $28,292 in accounts payable and accrued liabilities and a decrease of $4,007 in the accounts receivable and a decrease of $4,657 in the loans payable to related parties.

The Company used $50,029 and $118,565 in net cash for investing activities for the six months ended June 30, 1998 and 1997, respectively. Net cash used in investing activities for the six months ended June 30, 1998 was used for the further development of the Company's nine Austrian properties.

The Company issued 843,334 shares for net proceeds of $126,490. Any share issue costs will be accrued in the next quarter. During the three months ended March 31, 1997, the Company incurred common stock issue costs of $36,000.


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

Item 601
Category            Exhibit
--------            -------

3.1 Amended and Restated Articles of Empire Gold Inc., adopted September 2, 1997. (Exhibit 1)

27*       Financial Data Schedule.

*Filed herewith.

(1) Filed as an Exhibit to Form 10-QSB of National Enterprises Inc. filed November 13, 1997, for the quarter ended September 30, 1997.

(b) Reports on Form 8-K. During the quarter ended June 30,1998, the registrant filed a current report on form 8-K on June 2, 1998 reporting a change in the registrant's certifying accountant.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GOLD INC.




By:  /s/ Florian Riedl-Riedenstein                     Date:     August 14, 1998
     -----------------------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director






By:  /s/ Eunice Ludlow                                 Date:     August 14, 1998
    --------------------------------------------------
     Eunice Ludlow,( Principal Financial and Accounting Officer)
     and Secretary.)