Form 10QSB
period 1998-09-30
EMPIRE GOLD INC
filed 1998-11-17
CIK 70202

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

     As of September 30, 1998, 75,472,331 shares of common stock, no par value, of the Issuer were outstanding.

   Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                EMPIRE GOLD INC.
                           Consolidated Balance Sheets
                               as at September 30,
                                   (unaudited)

                                                                                           1998            1997
                                                                                           ----            ----
                                     Assets

Current assets
  Cash ..........................................................................         21,279          83,325
  Accounts receivable ...........................................................              0          75,000
  Stock subscription receivable .................................................              0         190,000
                                                                                     -----------     -----------
                                                                                          21,279         348,325

Mineral property and deferred development costs .................................        515,929         579,460
                                                                                     -----------     -----------
                                                                                     $   537,208     $   927,785
                                                                                     ===========     ===========

                      Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable and accrued liabilities ......................................    $   209,241     $   202,341
  Loans payable .................................................................              0          72,801
  Due to shareholder ............................................................         50,454          11,988
                                                                                     -----------     -----------
                                                                                         259,695         287,130
                                                                                     -----------     -----------
Shareholders' equity

  Common stock, no par value, 1,000,000,000 shares
  authorized, 75,472,331 and 72,587,948 shares
  issued and outstanding in 1998 and 1997
  Respectively ..................................................................     48,405,267      47,772,890
Common stock subscription .......................................................                        455,985
  Common stock transferred by shareholder .......................................        (46,000)        (46,000)
  Accumulated deficit ...........................................................    (48,081,754)    (47,542,223)
                                                                                     -----------     -----------
Total shareholders' equity ......................................................        277,513         640,655
                                                                                     -----------     -----------
                                                                                     $   537,208     $   927,785
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

                                EMPIRE GOLD INC.
            Consolidated Statements of Changes in Shareholders Equity
          for the three months ended March 31, 1998 and March 31, 1997
                                   (unaudited)




                                                  Common Stock               Common      Common Stock
                                              ---------------------           Stock      Transferred
                                              Number         Amount       Subscriptions  by Affiliate     Deficit            Total
                                              ------         ------       -------------  ------------     -------            -----
December 31, 1996 .....................    70,005,997     $ 47,258,890     $   514,000   $ (46,000)   $ (47,336,622)    $   390,268

Sale of common stock ..................     2,581,951          514,000         (58,015)                                     455,988
Net loss ..............................           --              --              --           --           (205,602)      (205,602)
                                           -----------     -----------     -----------  ----------       -----------    -----------

September 30, 1997 ....................    72,587,948     $ 47,772,890     $   455,988   $ (46,000)   $ (47,542,223)    $   640,655


Sale of common stock ..................     1,543,049          455,988        (455,988)                         --             --
Cancellation of common stock ..........        (2,000)            (100)           --           --               --             (100)
1997 net loss .........................           --              --              --           --           (363,082)      (363,082)
                                           -----------     -----------     -----------  ----------       -----------    -----------

December 31, 1997 .....................     74,128,997    $ 48,228,778     $      --     $ (46,000)   $ (47,905,305)    $   277,473
Sale of common stock ..................      1,343,334         176,490                                                      176,490
Net loss ..............................           --              --              --           --           (176,449)      (176,449)
                                           -----------     -----------     -----------  ----------       -----------    -----------

September 30, 1998 ....................     75,472,331    $ 48,405,267     $      --     $ (46,000)   $ (48,081,754)    $   277,513
                                           ===========     ===========     ===========  ==========       ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements


                                EMPIRE GOLD INC.
                Consolidated Statements of Operations and Deficit
                                   (unaudited)

                                                                      for the nine months                    for the three months
                                                                        September 30                              September 30
                                                                   -----------------------                  ----------------------
                                                                   1998               1997                  1998              1997
                                                                   ----               ----                  ----              ----

Revenues
  Interest income ..................................                162               3,968        $          0        $      3,729
                                                             ----------          ----------          ----------          ----------
Expenses
  General and administrative expenses ..............             45,855              58,281              24,109              23,778
  Legal fees .......................................             12,274              76,887                   0              41,926
  Audit fees .......................................             19,089              24,042                   0               2,106
  Management fees ..................................             67,988              50,357              23,410              25,044
  Exploration expenses .............................             31,405                   0              10,063                   0
                                                             ----------          ----------          ----------          ----------
                                                                176,611             209,567              57,582              92,854
                                                             ----------          ----------          ----------          ----------

Net loss ...........................................           (176,449)           (205,599)       $    (57,582)       $    (89,125)
                                                             ==========          ==========          ==========          ==========

Weighted average number of shares of
common stock outstanding ...........................         74,392,705          72,608,621          74,392,705          72,608,621
                                                             ==========          ==========          ==========          ==========

Net loss per share .................................        $         0         $         0        $       --          $       --
                                                             ==========          ==========          ==========          ==========


The accompanying notes are an integral part of these consolidated financial statements.



                                EMPIRE GOLD INC.
                      Consolidated Statements of Cash Flow
                     for the nine months ended September 30
                                   (unaudited)


                                                                                                     1998                     1997
                                                                                                     ----                     ----

Cash provided by (used in) operating activities
  Net loss for the period ........................................................               $(176,449)               $(205,599)
  Change in non-cash working capital .............................................                  84,864                  159,256
                                                                                                 ---------                ---------
Cash provided used in continuing operations ......................................                 (91,585)                 (46,343)
                                                                                                 ---------                ---------

Cash provided by (used in) investing activities
  Mineral property and deferred development costs ................................                 (76,422)                (379,268)
                                                                                                 ---------                ---------
                                                                                                   (76,422)                (379,268)
                                                                                                 ---------                ---------

Cash used in financing activities
   Loans payable .................................................................                  72,801
   Proceeds from sale of common stock ............................................                 176,490                  291,250
  Common stock issue costs .......................................................                    --                    (25,265)

                                                                                                 ---------                ---------
Net cash used in financing activities ............................................                 176,490                  388,786
                                                                                                 ---------                ---------

Increase (Decrease) in cash ......................................................                   8,483                  (86,825)

Cash, beginning of period ........................................................                  12,796                  170,150
                                                                                                 ---------                ---------

Cash, end of period ..............................................................               $  21,279                $  83,325
                                                                                                 =========                =========



The accompanying notes are an integral part of these consolidated financial statements.

                                EMPIRE GOLD INC.
                   Notes to Consolidated Financial Statements
              for the nine months ended September 30, 1998 and 1997
                                   (unaudited)

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

The accompanying consolidated interim financial statements include adjustments which are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the third quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period of 1998 or for the year ending December 31, 1998.

2.   Continuity of Operations

The financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 1998, the Company has an accumulated deficit of $48,081,754 and a working capital deficiency of $238,416. Furthermore, additional funds will be required to proceed with the Company's exploration program. The ability of the Company to raise sufficient funds to operate in the ordinary course of business and proceed with exploration plans, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral Property and Deferred Development Costs

Mineral Property and Deferred Development Costs of $26,393 for the quarter ended September 30, 1998 are capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet. Such costs were $Nil for the comparable period in the prior year. These cost were incurred to further develop the Company's nine Austrian properties, particularly preparatory work for the drilling program on the Company's Schellgaden property.

Results of Operations

General and administrative expenses for the quarter ended September 30, 1998, were $24,109 compared to $23,778 for the same period in 1997.

Legal fees for the quarter ended September 30, 1998, were $Nil compared to $41,926 for the same period in 1997. The costs were higher in 1997 due to efforts in bringing its regulatory filings up to date.

Audit fees for the quarter ended September 30, 1998, were $Nil compared to $2,106 for the same period in 1997.

Management fees for the quarter ended September 30, 1998, were $23,410 compared to $25,044 for the same period in 1997.

The net loss from continuing operations for the quarter ended September 30, 1998, was $57,582 compared to $89,125 for the same period in 1997.

Liquidity and Capital Resources


The Company's working capital deficiency (current assets less current liabilities) amounted to $238,416 at September 30, 1998. The Company has $259,695 in current liabilities of which $50,370 pertains to a prior year over accrual of liabilities. Current assets at September 30, 1998, amounted to $21,279.

Operating activities of the Company used net cash of $91,585 for the nine months ended September 30, 1998, compared to using net cash of $46,343 for the same period in 1997. The cash provided by operations for the nine months ended September 30, 1998 consisted of a net loss of $176,449 offset by decreases of $84,864 in accounts payable and accrued liabilities and in accounts receivable.

The Company used $76,422 and $379,268 in net cash for investing activities for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities for the nine months ended September 30, 1998 was used for the further development of the Company's nine Austrian properties.

The cash obtained for financing activities was $176,490 and $338,786 for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1997, the Company incurred common stock issue costs of $25,265.


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

(b) Reports on Form 8-K. One report on Form 8-K has been filed during the quarter ended September 30, 1998.
(i)  Filed on October 21,1998. .


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMPIRE GOLD INC.

By: /s/  Florian Riedl-Riedenstein                      Date:  November 12, 1998
         -------------------------
         Florian Riedl-Riedenstein, Chairman,
         Chief Executive Officer (Principal
         Executive Officer), and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/  Florian Riedl-Riedenstein                  Date: November 12, 1998
         ------------------------------
         Florian Riedl-Riedenstein, Chairman,
         Chief Executive Officer (Principal
         Executive Officer), and Director

By:      /s/ Eunice R. Ludlow                            Date: November 12, 1998
         -----------------------
         Eunice R. Ludlow,
         Chief Financial Officer (Principal
         Financial and Accounting Officer)
         and Secretary

By:      /s/ William Warke                               Date: November 12, 1998
         -----------------
         William Warke, President and Director

By:      /s/ Matthew Gassenbeek, III                     Date: November 12, 1998
         ---------------------------
         Matthew Gaasenbeek, III, Director

By:      /s/ Robert Needham                              Date: November 12, 1998
         ------------------
         Robert Needham, Director

By:      /s/ Hans R. Klob                                Date: November 12, 1998
         ----------------
         Hans R, Klob, Director