Form 10QSB
period 1999-03-31
EMPIRE GOLD INC
filed 2001-02-21
CIK 70202

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission file number 1-4799

                               EMPIRE GOLD INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Indiana                             35-0540454
    ---------------------------------       ------------------------
      (State or other jurisdiction      (IRS Employer Identification No.)
    of incorporation or organization)

     3339 West 41/st/ Avenue, Vancouver, British Columbia, Canada, V6N 3E5
     ---------------------------------------------------------------------
                    (Address of principal executive office)

                                 604-267 2555
                         ----------------------------
                          (Issuer's telephone number)

                               EMPIRE GOLD INC
       ------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[ ] No

     As of March 31, 1999, 75,305,664 shares of common stock, no par value, of the Issuer were outstanding.

   Transitional Small Business Disclosure Format (Check one): [ ] Yes  [X] No

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EMPIRE GOLD INC.
                          Consolidated Balance Sheets
                                As at March 31,
                                  (unaudited)

                                                          1999         1998
                                                          ----         ----
                                                           $            $
               Assets
Current assets
   Cash
   Accounts receivable
                                                              286         6,898
                                                           85,029        14,188
                                                      -----------   -----------
                                                           85,315        21,086

Mineral property and deferred development costs           489,536       462,556
                                                      -----------   -----------

                                                          574,851       483,642
                                                      ===========   ===========

     Liabilities and Shareholders' Equity

Current liabilities
   Due to shareholder                                      63,603        15,890
   Accounts payable and accrued liabilities               274,865       238,211
   Loan payable - related parties                               -        15,890
                                                      -----------   -----------

                                                          338,468       255,497
                                                      -----------   -----------

Shareholders' equity
  Common stock, no par value, 1,000,000,000 shares
  authorized, 75,305,664 and 74,128,997 shares
  issued and outstanding in 1999 and 1998
  respectively.                                        48,405,267    48,228,778
  Common stock transferred by affiliate                   (46,000)      (46,000)
  Accumulated deficit                                 (48,122,884)  (47,954,633)
                                                      -----------   -----------

Total shareholders' equity (deficit)                      236,383       228,145
                                                      -----------   -----------

                                                          574,851       483,642
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
               Consolidated Statements of Operations and Deficit
                                  (unaudited)

                                                  for the three months ended
                                                            March 31,
                                                     1999           1998
                                                     ----           ----
Revenues
   Interest income                                         -             37
                                                  ----------     ----------

Expenses
   General and administrative                          7,941         15,133
   Legal fees                                                         7,073
   Audit fees                                                         1,405
   Management fees                                       853         22,547
   Exploration expenses                                    -          3,206
                                                  ----------     ----------

                                                       8,794         49,364
                                                  ----------     ----------

Net Loss                                              (8,794)       (49,327)
                                                  ==========     ==========

Net (loss) per share                                      (0)            (0)
                                                  ----------     ----------

Weighted average number of shares
of common stock outstanding                       75,305,664     74,128,997
                                                  ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     Consolidated Statements of Cash Flow
                      For the three months ended March 31
                                  (unaudited)

                                                                 1999       1998
                                                                ------     -------
Cash provided by (used in) operating activities
   Net loss for the period                                      (8,794)    (49,327)
   Change in non-cash working capital                            1,016      66,478
                                                                ------     -------

Cash provided (used) in continuing operations                   (7,778)     17,151
                                                                ------     -------

Cash used in investing activities
   Mineral property and deferred development costs - Austria         -     (23,049)
                                                                ------     -------

Net cash used in investing activities                                -     (23,049)
                                                                ------     -------

Decrease in cash                                                (7,778)     (5,898)

Cash, beginning of period                                        8,064      12,796
                                                                ------     -------

Cash, end of period                                                286       6,898
                                                                ======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
          Consolidated statements of Changes in Shareholders' Equity
         For the three months ended March 31, 1999 and March 31, 1998
                                  (unaudited)

                                                                       Common
                               Common Stock             Common          Stock
                                                         Stock       Transferred
                           Number        Amount     Subscriptions   by Affiliate      Deficit       Total
                         ----------   -----------   -------------   ------------   ------------   ---------
                                           $                              $              $            $
December 31, 1996        70,005,997    47,258,890         514,000        (46,000)   (47,336,621)    390,269
Sale of common stock      2,200,000       514,000        (514,000)
Net loss                          0             0               0              0        (88,199)    (88,199)
                         ----------------------------------------------------------------------------------

March 31, 1997           72,205,997    47,772,890               0        (46,000)   (47,424,821)    302,069

Sale of common stock      1,925,000       455,988                                                   455,988
Cancelled stock              (2,000)         (100)                                                     (100)
Net loss 1977                     0             0               0              0       (480,485)   (480,485)
                         ----------------------------------------------------------------------------------

December 31, 1997        74,128,997    48,228,778               0        (46,000)   (47,905,306)    277,472

Net loss                          0             0               0              0        (49,327)    (49,327)
                         ----------------------------------------------------------------------------------

March 31, 1998           74,128,997    48,228,778               0        (46,000)   (47,954,633)    228,145

Sale of common shares     1,176,667       176,490               0              0              0     176,490

Net loss 1998                     0             0               0              0       (208,785)   (208,785)
                         ----------------------------------------------------------------------------------

December 31, 1998        75,305,664    48,405,267               0        (46,000)   (48,114,090)    245,177

Net loss - March 1999             0             0               0              0         (8,794)     (8,794)
                         ----------------------------------------------------------------------------------

March 1999               75,305,664    48,405,267               0        (46,000)   (48,122,884)    236,383
                         ==================================================================================

                               EMPIRE GOLD INC.
                  Notes to Consolidated Financial Statements
              for the three months ended March 31, 1999 and 1998
                                  (unaudited)

1. Basis to Note Presentation

The notes to the consolidated financial statements do not present all disclosure required under generally accepted accounting principles but instead, as permitted by the Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The accompanying consolidated interim financial statements include adjustments that are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period of 1999 or for the year ending December 31, 1999.

2. Continuity of Operations

The financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 1999, the Company has an accumulated deficit of $48,114,090 and a working capital deficiency of $253,153. Furthermore, additional funds will be required to proceed with the Company's exploration program. The ability of the Company to raise sufficient funds to operate in the ordinary course of business and proceed with the exploration plan, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral Property and Deferred Development Costs

Mineral Property and Deferred Development Costs of $nil (1998: $23,049) for the quarter ended March 31, 1999 are capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet. No costs were incurred to further develop the Company's nine Austrian properties.

Results of Operations

General and administrative expenses for the quarter ended March 31, 1999, were $7,941 compared to $15,133 for the same period in 1998.

Legal fees for the quarter ended March 31, 1999, were $Nil compared to $7,073 for the same period in 1998.

Audit fees for the quarter ended March 31, 1999, were $Nil compared to $1,405 for the same period in 1998.

Management fees for the quarter ended March 31, 1999, were $853 compared to $22,547 for the same period in 1998 due to the reduced activity of the company.

The net loss from continuing operations for quarter ended March 31, 1999, was $8,794 compared to $49,327 for the same period in 1998.

Liquidity and Capital Resources

In 1996, the Company discontinued its real estate development operations, a change of control of the Company occurred and subsequently nine gold exploration properties in Austria were acquired. The Company entered into its new business plan after management determined to enter the mineral exploration business. However, the Company does not have sufficient capital with which to pursue its new business plan. The Company, therefore, continues to consider various capital-raising options, including, but not limited to, a significant equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its new business plan

The Company's working capital deficiency (current assets less current liabilities) amounted to $253,153 at March 31, 1999. The Company has $338,468 in current liabilities and the current assets at March 31, 1999, amounted to $85,315.

Operating activities of the Company used net cash of $7,778 for the three months ended March 31, 1999, compared to $5,898 for the same period in 1998. The cash used in operations for the three months ended March 31, 1999 consisted of a net loss of $8,794 offset by increases of $7,590 in accounts payable and accrued liabilities and $6,574 in accounts receivable.

The Company used $Nil and $23,049 in net cash for investing activities for the three months ended March 31, 1999 and 1998, respectively.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

(a)  Exhibits.

     The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated by footnote, exhibits that, where previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibits in the previously filed is indicated in parenthesis.

Item 601
Category   Exhibit
------------------

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

(b) Reports on Form 8-K. One Current Report on Form 8-K dated February 12/th/ 2001,reporting the resignation of William B. Warke and Matthew Gaasenbeek III, has been filed for the quarter ended March 31, 1998.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GOLD INC.

By:  /s/ Florian Riedl-Riedenstein                     Date: March 31, 1999
     -------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Florian Riedl-Riedenstein                     Date: March 31, 1999
     -------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director

By:  /s/ Hans R. Klob                                  Date: March 31, 1999
     -------------------------------
     Hans R, Klob, Director

By:  /s/ Robert Needham                                Date: March 31, 1999
     -------------------------------
     Robert Needham, Director

By:  /s/ Eunice Ludlow                                 Date: March 31, 1999
     -------------------------------
     Eunice Ludlow, Chief Financial Officer
     and Secretary