Form 10QSB
period 1999-06-30
EMPIRE GOLD INC
filed 2001-02-21
CIK 70202

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________.

Commission file number 1-4799

                               EMPIRE GOLD INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Indiana                               35-0540454
   ---------------------------------     ----------------------------------
     (State or other jurisdiction        (IRS Employer Identification No.)
   of incorporation or organization)

     3339 West 41/st/ Avenue, Vancouver, British Columbia, Canada, V6N 3E5
--------------------------------------------------------------------------------
                    (Address of principal executive office)

                                 604-267 2555
                         ----------------------------
                          (Issuer's telephone number)

                               EMPIRE GOLD INC.
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[_] No

     As of June 30, 1999, 75,305,664 shares of common stock, no par value, of the Issuer were outstanding.

     Transitional Small Business Disclosure Format (Check one): [_] Yes [X] No

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EMPIRE GOLD INC.
                          Consolidated Balance Sheets
                                As at June 30,
                                  (unaudited)

                                                          1999         1998
                                                      ------------  -----------
                                                            $           $
                       Assets

Current assets
   Cash                                                          0            0
   Accounts receivable                                      85,029       14,025
                                                      ------------  -----------
                                                            85,029       14,025

Mineral property and deferred development costs            489,536      489,536
                                                      ------------  -----------

                                                           574,565      503,561
                                                      ============  ===========

          Liabilities and Shareholders' Equity


Current liabilities
   Bank indebtedness                                             0        1,969
   Accounts payable and accrued liabilities                278,652      200,058
   Due to shareholders                                      63,603            -
   Loan payable - related parties                                0       16,438
                                                      ------------  -----------

                                                           342,255      218,465
                                                      ------------  -----------

Shareholders' equity
 Common stock, no par value, 1,000,000,000 shares
 authorized, 75,305,664 and 74,972,331 shares
 issued and outstanding in 1998 and 1997
 respectively.                                          48,405,267   48,355,268
 Common stock transferred by affiliate                     (46,000)     (46,000)
 Accumulated deficit                                   (48,126,957) (48,024,172)
                                                      ------------  -----------

Total shareholders' equity (deficit)                       232,310      285,096
                                                      ------------  -----------

                                                           574,565      503,561
                                                      ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
               Consolidated Statements of Operations and Deficit
                                  (unaudited)

                                            for the six months ended       for the three months ended
                                                    June 30                         June 30
                                           1999             1998            1999               1998
                                           ----             ----            ----               ----
Revenues
   Interest income                                -              162                -               125
                                       ------------     ------------    -------------     -------------

Expenses
   General and administrative                11,075           21,746            3,134             6,613
   Legal fees                                     -           12,274                -             5,201
   Audit fees                                     -           19,089                -            17,684
   Management fees                              853           44,578                -            22,031
   Exploration expenses                         939           21,342              939            18,136
                                       ------------     ------------    -------------     -------------

                                             12,867          119,029            4,073            69,665
                                       ------------     ------------    -------------     -------------

Net Loss                                    (12,867)        (118,867)          (4,073)          (69,540)

Net earnings (loss) per share                    (0)              (0)              (0)               (0)
                                       ============     ============    =============     =============

Weighted average number of shares
of common stock outstanding              75,305,664       74,242,705       75,305,664        74,242,705
                                       ============     ============    =============     =============


Weighted average number of shares
of common stock outstanding -
fully diluted                            75,305,664       76,167,705       75,305,664        76,167,705
                                       ============     ============    =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     Consolidated Statements of Cash Flow
                       For the six months ended June 30
                                  (unaudited)


                                                                    1999           1998
                                                                ------------    ------------
Cash provided by (used in) operating activities
   Net loss for the period                                           (12,867)       (118,867)
   Change in non-cash working capital                                  4,803          27,641
                                                                ------------    ------------

Cash provided (used) in continuing operations                         (8,064)        (91,226)
                                                                ------------    ------------

Cash used in investing activities
   Mineral property and deferred development costs - Austria               -         (50,029)
                                                                ------------    ------------

Net cash used in investing activities                                      -         (50,029)
                                                                ------------    ------------

Cash provided (used) in financing activities
   Proceeds from sale of common stock subscriptions                        -         126,490
                                                                ------------    ------------

Net cash provided (used) in financing activities                           -         126,490
                                                                ------------    ------------

Decrease in cash                                                      (8,064)        (14,765)
                                                                ------------    ------------

Cash, beginning of period                                              8,064          12,796
                                                                ------------    ------------

Cash (Bank indebtedness), end of period                                    -          (1,969)
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
          Consolidated statements of Changes in Shareholders' Equity For the three months ended June 30, 1999 and June 30, 1998
                                  (unaudited)

                                                                                       Common
                                              Common Stock             Common          Stock
                                                                       Stock        Transferred
                                          Number        Amount     Subscriptions   by Affiliate      Deficit       Total
                                       ------------  ------------  --------------  -------------  -------------  ----------
                                                          $                              $              $            $
December 31, 1996                       70,005,997    47,258,890         514,000        (46,000)   (47,336,621)    390,269
Sale of common stock                     2,200,000       514,000        (514,000)
Net loss                                         0             0               0              0       (116,474)   (116,474)
                                       -----------------------------------------------------------------------------------

June 30, 1997                           72,205,997    47,772,890               0        (46,000)   (47,453,095)    273,795

Sale of common stock                     1,925,000       455,988                                                   455,988
Cancelled stock                             (2,000)         (100)                                                     (100)
Net loss 1977                                    0             0               0              0       (480,485)   (480,485)
                                       -----------------------------------------------------------------------------------

December 31, 1997                       74,128,997    48,228,778               0        (46,000)   (47,905,306)    277,473

Sale of common shares                      843,334       126,490               0              0              0     126,490

Net loss                                         0             0               0              0       (118,867)   (118,867)
                                       -----------------------------------------------------------------------------------

June 1998                               74,972,331    48,355,268               0        (46,000)   (48,024,172)    285,096

Sale of common shares                      333,333        50,000               0              0              0      50,000

Net loss                                         0             0               0              0        (89,919)    (89,919)
                                       -----------------------------------------------------------------------------------

December 31, 1998                       75,305,664    48,405,267               0        (46,000)   (48,114,090)    245,177

Net loss                                         0             0               0              0        (12,867)    (12,867)
                                       -----------------------------------------------------------------------------------

June 1999                               75,305,664    48,405,267               0        (46,000)   (48,126,957)    232,310
                                       ===================================================================================

                               EMPIRE GOLD INC.
                  Notes to Consolidated Financial Statements
                for the six months ended June 30, 1999 and 1998
                                  (unaudited)

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

The accompanying consolidated interim financial statements include adjustments which are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the half year ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period of 1999 or for the year ending December 31, 1999.

2.   Continuity of Operations

The financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 1999, the Company has an accumulated deficit of $48,126,957 and a working capital deficiency of $257,226. Furthermore, additional funds will be required to proceed with the Company's exploration program. The ability of the Company to raise sufficient funds to operate in the ordinary course of business and proceed with exploration plans raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

This quarterly report contains certain forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. When used in this report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in any oral statements made by the Company, the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "plans," and similar expressions are intended to identify such "forward looking statements". These forward- looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially. Forward looking statements included in this report and in communications of the Company include the proposed business plan of the Company, the planned development of the Company's mining properties in Austria, the commencement dates and the costs of diamond core drilling and exploration activities, the future acquisition of mining properties, the procurement of future financing to fund the Company's operations, and the compliance with environmental and other mining laws in Austria. Factors that could cause actual results to differ materially from projected results include, among others, risks and uncertainties relating to general domestic and international economic and political conditions, risks associated with mining operations in Austria, the selling price of metals, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the ability of the Company to raise financing on a favorable basis to the Company or at all, and general financial and stock market conditions. Many such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward looking statements. In light of the significant uncertainties inherent in forward looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that the Company will ever obtain significant revenue or profitability. The Company disclaims any intent or obligation to update publicly the forward looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by applicable laws.

Prior to December 1996, the Company derived revenues from the operation of its real estate development business. In December 1996, the Company discontinued such operations and commenced new operations in the mineral exploration and development industry.

Mineral Property and Deferred Development Costs

Mineral Property and Deferred Development Costs of $ 939 and $939 for the half-year and quarter ended June 30, 1999 respectively are capitalized as "Mineral
property and deferred development costs" on the Company's Balance Sheet.   Such
costs were $50,029 and $26,980 for the comparable periods in the prior year. These costs were incurred to maintain the Company's nine Austrian properties.

Results of Operations

General and administrative expenses for the six-month and the quarter ended June 30, 1999, were $12,867 and $3,134 respectively compared to $21,746 and $6,613 for the same periods in 1998.

Legal fees for the six months and quarter ended June 30, 1999, were $Nil and $Nil compared to $12,274 and $5,201 for the same periods in 1998.

Audit fees for the six months and quarter ended June 30, 1999, were $Nil and $Nil respectively compared to $19,089 and $17,684 for the same period in 1998. The 1998 audit costs have been accrued in this quarter.

Management fees for the six months and quarter ended June 30, 1999, were $853 and $Nil respectively compared to $44,578 and $22,031 for the same periods in 1998.

The net loss from continuing operations for the six months and quarter ended June 30, 1999, was $12,867 and $4,073 compared to $118,867 and $67,540 for the same periods in 1998.

Liquidity and Capital Resources

In 1996, the Company discontinued its real estate development operations, a change of control of the Company occurred and subsequently nine gold exploration properties in Austria were acquired. The Company entered into its new business plan after management determined to enter the mineral exploration business. However, the Company does not have sufficient capital with which to pursue its new business plan. The Company, therefore, continues to consider various capital-raising options, including, but not limited to, a significant equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its new business plan

The Company's working capital deficiency (current assets less current liabilities) amounted to $257,226 at June 30, 1999. The Company has $342,255 in current liabilities and the current assets at June 30, 1999, amounted to $85,029.

Operating activities of the Company used net cash of $8,064 for the six months ended June 30, 1999, compared to $91,226 for the same period in 1998. The cash used by operations for the six months ended June 30, 1999 consisted of a net loss of $12,867 offset by increases of $11,377 in accounts payable and accrued liabilities and $6,574 in accounts receivable.

The Company used $Nil and $50,029 in net cash for investing activities for the six months ended June 30, 1999 and 1998, respectively.

The cash proceeds from financing activities was $ Nil and $126,490 for the six months ended June 30, 1999 and 1998, respectively.

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

Item 601
Category       Exhibit
----------------------

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

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GOLD INC.

By:  /s/ Florian Riedl-Riedenstein                          Date:  June 30, 1999
     ---------------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Florian Riedl-Riedenstein                          Date:  June 30, 1999
     ---------------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


By:  /s/  Robert Needham                                    Date:  June 30, 1999
     ---------------------------------------
     Robert Needham, Director


By:  /s/  Hans R. Klob                                      Date:  June 30, 1999
     ---------------------------------------
     Hans R, Klob, Director


By:  /s/  Eunice Ludlow                                     Date:  June 30, 1999
     ----------------------------------------
     Eunice Ludlow, Chief Financial Officer