Form 10QSB
period 1999-09-30
EMPIRE GOLD INC
filed 2001-02-21
CIK 70202

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________.

Commission file number 1-4799

                               EMPIRE GOLD INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Indiana                               35-0540454
   --------------------------          --------------------------------
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

       802-1985 Bellevue Ave., West Vancouver, British Columbia V7V 1B6
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes
[ ] No

   As of September 30, 1999, 75,305,664 shares of common stock, no par value, of the Issuer were outstanding.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [ X ] No

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EMPIRE GOLD INC.
                          Consolidated Balance Sheets
                              As at September 30,
                                  (unaudited)

                                                      1999           1998
                                                      ----           ----
                                                        $              $
                              Assets

Current assets
 Cash                                                  9,000          21,279
 Accounts receivable                                  85,029               -
                                                 -----------     -----------

                                                      94,029          21,279
Mineral property and deferred development costs      489,536         515,929
                                                 -----------     -----------

                                                     583,565         537,208
                                                 ===========     ===========

                      Liabilities and Shareholders' Equity


Current liabilities

 Accounts payable and accrued liabilities            222,453         209,241
 Due to shareholders                                 143,918          50,454
                                                 -----------     -----------

                                                     366,371         259,695
                                                 -----------     -----------

Shareholders' equity
 Common stock, no par value, 1,000,000,000 shares
 authorized, 75,305,664 and 75,472,331 shares
 issued and outstanding in 1999 and 1998
 respectively.                                    48,405,267      48,405,267
 Common stock transferred by affiliate               (46,000)        (46,000)
 Accumulated deficit                             (48,142,073)    (48,081,754)
                                                 -----------     -----------

Total shareholders' equity                           217,194         277,513
                                                 -----------     -----------

                                                     583,565         537,208
                                                 ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
               Consolidated Statements of Operations and Deficit
                                  (unaudited)

                                      for the nine months ended               for the nine months ended
                                              September 30                          September 30
                                              1999         1998                       1999         1998
                                              ----         ----                       ----         ----
Revenues
   Interest income                               -           162                         -            -
                                        ----------    ----------               -----------   ----------

Expenses
   General and administrative               13,557        45,855                    2,482        24,109
   Legal fees                                    -        12,274                        -             0
   Audit fees                                    -        19,089                        -             0
   Management fees                             853        67,988                      853        23,410
   Exploration expenses                     13,573        31,405                   12,634        10,063
                                        ----------    ----------               ----------    ----------

                                            27,983       176,611                   15,969        57,582
                                        ----------    ----------               ----------    ----------

Net Loss                                   (27,983)     (176,449)                 (15,969)      (57,582)


Net earnings (loss) per share                   (0)           (0)                      (0)           (0)
                                        ==========    ==========               ==========    ==========

Weighted average number of shares
of common stock outstanding             75,305,664    74,392,705               75,305,664    74,392,705
                                        ==========    ==========               ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     Consolidated Statements of Cash Flow
                    For the nine months ended September 30
                                  (unaudited)

                                                         1999      1998
                                                       --------  ---------

Cash provided by (used in) operating activities
   Net loss for the period                             (27,983)  (176,449)
   Change in non-cash working capital                   28,919     84,864
                                                       -------   --------

Cash provided (used) in continuing operations              936    (91,585)
                                                       -------   --------

Cash used in investing activities
   Mineral property and deferred development costs           -    (76,422)
                                                       -------   --------

Net cash used in investing activities                        -    (76,422)
                                                       -------   --------

Cash provided (used) in financing activities
   Proceeds from sale of common stock subscriptions          -    176,490
                                                       -------   --------

Net cash provided (used) in financing activities             -    176,490
                                                       -------   --------

Increase (Decrease) in cash                                936      8,483

Cash, beginning of period                                8,064     12,796
                                                       -------   --------

Cash end of period                                       9,000     21,279
                                                       =======   ========


The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
          Consolidated statements of Changes in Shareholders' Equity
      For the six months ended September 30, 1999 and September 30, 1998
                                  (unaudited)

                                                                      Common
                              Common Stock            Common           Stock
                                                       Stock        Transferred
                          Number        Amount      Subscriptions   by Affiliate     Deficit       Total
                        -----------  ------------  --------------  -------------  -------------  ----------
                                          $                              $              $            $
December 31, 1996       70,005,997    47,258,890         514,000        (46,000)   (47,336,621)    390,269
Sale of common stock     2,581,951       514,000         (58,015)                                  455,988
Net loss                         0             0               0              0       (205,602)   (205,602)
                        ----------   -----------        --------       --------   ------------   ---------

Sept 30, 1997           72,587,948    47,772,890         455,988        (46,000)   (47,542,223)    640,655

Sale of common stock     1,543,049       455,988        (455,988)
Cancelled stock             (2,000)         (100)                                                     (100)
Net loss                         0             0               0              0       (363,082)   (363,082)
                        ----------   -----------        --------       --------   ------------   ---------

December 31, 1997       74,128,997    48,228,777               0        (46,000)   (47,905,305)    277,473

Sale of common stock     1,176,667       176,490                                                   176,490

Net loss                         0             0               0              0       (208,785)   (208,785)
                        ----------   -----------        --------       --------   ------------   ---------

December 31, 1998       75,305,664    48,405,267               0        (46,000)   (48,114,090)    245,177

Net loss                         0             0               0              0        (27,983)    (27,983)
                        ----------   -----------        --------       --------   ------------   ---------

Sept 30, 1999           75,305,664    48,405,267               0        (46,000)   (48,142,073)    217,194
                        ==========   ===========        ========       ========   ============   =========

                               EMPIRE GOLD INC.
                  Notes to Consolidated Financial Statements
             for the nine months ended September 30, 1999 and 1998
                                  (unaudited)

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

The accompanying consolidated interim financial statements include adjustments that are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the half year ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period of 1999 or for the year ending December 31, 1999.

2. Continuity of Operations

The financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 1999, the Company has an accumulated deficit of $48,142,073 and a working capital deficiency of $272,342. Furthermore, additional funds will be required to proceed with the Company's exploration program. The ability of the Company to raise sufficient funds to operate in the ordinary course of business and proceed with exploration plans, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral Property and Deferred Development Costs

Mineral Property and Deferred Development Costs of $Nil and $26,393 for the quarter ended September 30, 1999 and September 30, 1998 respectively are capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet. These costs were incurred to further develop the Company's nine Austrian properties, particularly preparatory work for the drilling program on the Company's Schellgaden property.

Results of Operations

General and administrative expenses for the quarter ended September 30, 1999 was $2,482 and compared to $24,109 for the same period in 1998.

Legal fees for the quarter ended September 30, 1999, were $Nil compared to $Nil for the same period in 1998.

Audit fees for the quarter ended September 30, 1999, were $Nil compared to $Nil for the same period in 1998.

Management fees for the quarter ended September 30, 1999, were $853 compared to $23,410 for the same period in 1998.

The net loss from continuing operations for quarter ended September 30, 1999, was $15,969 compared to $57,582 for the same period in 1998.

Liquidity and Capital Resources

The Company's working capital deficiency (current assets less current liabilities) amounted to $272,342 and $238,416 at September 30, 1999 and September 30, 1998 respectively.

Operating activities of the Company provided net cash of $936 for the nine months ended September 30, 1999, compared to using net cash of $91,585 for the same period in 1998. The cash provided by operations for the nine months ended September 30, 1999 consisted of a net loss of $27,983 offset by decreases of $28,919 in accounts payable and accrued liabilities and accounts receivable.

The Company used $Nil and $76,422 in net cash for investing activities for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities for the nine months ended September 30, 1998 was used for the further development of the Company's nine Austrian properties.

The cash obtained for financing activities was $Nil and $176,490 for the nine months ended September 30, 1999 and 1998, respectively.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

(a)  Exhibits.

   The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibits in the previously filed is indicated in parenthesis.

Item 601
Category       Exhibit
--------       -------

3.1 Amended and Restated Articles of Empire Gold Inc., adopted September 2, 1997. (2) (Exhibit 1)

3.2 Amended and Restated Bylaws of Empire Gold Inc., adopted August 6, 1997. (2) (Exhibit 2)

3.3            Articles of Amendment of Articles of Incorporation of Registrant
               (1) (Exhibit 3.1)

3.4 Amended By-Laws of National Enterprises, Inc., adopted February 11, 1972 as amended to March 15, 1993. (3) (Exhibit 1)

10.1 Share Purchase Agreement, dated November 28, 1996, between National Enterprises Inc. and Danca Investments Inc., pertaining to the sale of all of the issued and outstanding shares of NRC, Inc. Filed as Exhibit 1.I to Form 8-K filed March 27, 1997 and incorporated herein by reference. (3) (Exhibit 2)

10.2 Share Purchase Agreement, dated November 28, 1996, between National Enterprises Inc. and Danca Investments Inc., pertaining to the sale of all of the issued and outstanding shares of National Building Systems, Inc. Filed as Exhibit 1.II to Form 8-K filed March 27, 1997 and incorporated herein by reference. (3) (Exhibit 3)

10.3 Share Purchase Agreement, dated November 28, 1996, between National Enterprises Inc. and Danca Investments Inc. pertaining, to the sale of all of the issued and outstanding shares of Arendswood Homes, Inc. Filed as Exhibit 1.III to Form 8-K filed March 27, 1997 and incorporated herein by reference. (3) (Exhibit
               4)

10.4 Agreement, dated November 30, 1997, between National Enterprises, Inc., Argosy Mining Corp. and Mercury Immobilien und Verwaltungs AG, pertaining to the acquisition of Argosy Mining G.m.b.H. Filed as Exhibit 2.IV to Form 8-K filed March 27, 1997 and incorporated herein by reference. (3) (Exhibit 5)

10.5           National Enterprises, Inc. 1994 Stock Option Plan. (3) (Exhibit
               6)

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

(b) Reports on Form 8-K. No Current Reports have been filed on Form 8-K in the third quarter of 1999.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GOLD INC.

By:  /s/ Florian Riedl-Riedenstein                Date:  September 30, 1999
     -------------------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Florian Riedl-Riedenstein               Date: September 30, 1999
     -----------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


By:  /s/  Robert Needham                         Date: September 30, 1999
     -----------------------------
     Robert Needham, Director


By:  /s/ Hans Klob                               Date: September 30, 1999
     -----------------------------
     Hans R, Klob, Director


By:  /s/  Eunice Ludlow                          Date: September 30, 1999
     -----------------------------
     Eunice R. Ludlow, Chief Financial Officer
     and Secretary