Form 10QSB
period 2000-03-31
EMPIRE GOLD INC
filed 2001-02-21
CIK 70202

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________.

Commission file number 1-4799

                               EMPIRE GOLD INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Indiana                             35-0540454
   ------------------------------      -------------------------------
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

     As of March 31, 2000, 75,305,664 shares of common stock, no par value, of the Issuer were outstanding.

     Transitional Small Business Disclosure Format (Check one):  [_] Yes
[ X ] No

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EMPIRE GOLD INC.
                          Consolidated Balance Sheets
                                As at March 31,
                                  (unaudited)

                                                            2000          1999
                                                            ----          ----
                                                              $             $
                                     Assets

Current assets
   Cash                                                    27,616           286
   Accounts receivable                                     98,543        85,029
                                                      -----------   -----------
                                                          126,159        85,315

Mineral property and deferred development costs           489,536       489,536
                                                      -----------   -----------

                                                          615,695       574,851
                                                      ===========   ===========

                     Liabilities and Shareholders' Equity

Current liabilities
   Due to shareholder                                     256,525        63,603
   Accounts payable and accrued liabilities                88,115       274,865
   Loan payable - related parties                               -             -
                                                      -----------   -----------

                                                          344,640       338,468
                                                      -----------   -----------

Shareholders' equity
   Common stock, no par value, 1,000,000,000 shares
   authorized, 75,305,664 and 74,128,997 shares
   issued and outstanding in 1999 and 1998
   respectively.                                       48,405,267    48,405,267
   Common stock transferred by affiliate                  (46,000)      (46,000)
   Accumulated deficit                                (48,088,212)  (48,122,884)
                                                      -----------   -----------

Total shareholders' equity (deficit)                      271,055       236,383
                                                      -----------   -----------

                                                          615,695       574,851
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
               Consolidated Statements of Operations and Deficit
                                  (unaudited)

                                        for the three months ended
                                                 March 31,
                                                2000        1999
                                                ----        ----


Revenues
   Interest income                                  -           -
                                           ----------  ----------

Expenses
   General and administrative                  25,472       7,941
   Legal fees                                                   -
   Audit fees                                  12,467           -
   Management fees                                814         853
   Exploration expenses                        13,752           -
                                           ----------  ----------

                                               52,505      49,364
                                           ----------  ----------

Net Loss                                      (52,505)     (8,794)
                                           ==========  ==========



Net (loss) per share                               (0)         (0)
                                           ==========  ==========

Weighted average number of shares
of common stock outstanding                75,305,664  75,305,664
                                           ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                                EMPIRE GOLD INC.
                      Consolidated Statements of Cash Flow
                      For the three months ended March 31
                                  (unaudited)

                                                                2000     1999
                                                              -------   ------

Cash provided by (used in) operating activities
   Net loss for the period                                    (52,505)  (8,794)
   Change in non-cash working capital                          77,664    1,016
                                                              -------   ------

Cash provided (used) in continuing operations                  25,159   (7,778)
                                                              -------   ------

Cash used in investing activities
   Mineral property and deferred development costs - Austria        -        -
                                                              -------   ------

Net cash used in investing activities                               -        -
                                                              -------   ------

Decrease in cash                                               25,159   (7,778)

Cash, beginning of period                                       2,457    8,064
                                                              -------   ------
Cash, end of period                                            27,616      286
                                                              =======   ======

The accompanying notes are an integral part of these consolidated financial statements.

                                EMPIRE GOLD INC.
           Consolidated statements of Changes in Shareholders' Equity
          For the three months ended March 31, 2000 and March 31, 1999
                                  (unaudited)

                                                                       Common
                               Common Stock             Common         Stock

                                                         Stock       Transferred
                             Number        Amount     Subscriptions   by Affiliate      Deficit       Total
                             -----         ------     -------------  -------------      -------       -----
                                           $                              $                $            $
December 31, 1996        70,005,997    47,258,890         514,000        (46,000)   (47,336,621)    390,269
Sale of common stock      2,200,000       514,000        (514,000)
Net loss                          0             0               0              0        (88,199)    (88,199)
                         ----------   -----------        --------       --------   ------------   ---------

March 31, 1997           72,205,997    47,772,890               0        (46,000)   (47,424,821)    302,069

Sale of common stock      1,925,000       455,988                                                   455,988
Cancelled stock              (2,000)         (100)                                                     (100)
Net loss 1977                     0             0               0              0       (480,485)   (480,485)
                         ----------   -----------        --------       --------   ------------   ---------

December 31, 1997        74,128,997    48,228,778               0        (46,000)   (47,905,306)    277,472

Net loss                          0             0               0              0        (49,327)    (49,327)
                         ----------   -----------        --------       --------   ------------   ---------

March 31, 1998           74,128,997    48,228,778               0        (46,000)   (47,954,633)    228,145

Sale of common shares     1,176,667       176,490               0              0              0     176,490

Net loss 1998                     0             0               0              0       (208,785)   (208,785)
                         ----------   -----------        --------       --------   ------------   ---------

December 31, 1998        75,305,664    48,405,267               0        (46,000)   (48,114,090)    245,177

Net Income                        0             0               0              0         78,383      78,383
                         ----------   -----------        --------       --------   ------------   ---------

December 31, 1999        75,305,664    48,405,267               0        (46,000)   (48,035,707)    323,560

Net Loss                          0             0               0              0        (52,505)    (52,505)
                         ----------   -----------        --------       --------   ------------   ---------

March 31, 2000           75,305,664    48,405,267               0        (46,000)   (48,088,212)    271,055
                         ==========   ===========        ========       ========   ============   =========

                               EMPIRE GOLD INC.
                  Notes to Consolidated Financial Statements
              for the three months ended March 31, 2000 and 1999
                                  (unaudited)

1. Basis to Note Presentation

The notes to the consolidated financial statements do not present all disclosure required under generally accepted accounting principles but instead, as permitted by the Securities and Exchange Commission regulations, presume that users of the interim financial statements have read or have access to the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

The accompanying consolidated interim financial statements include adjustments that are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period of 2000 or for the year ending December 31, 2000.

2. Continuity of Operations

The financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2000, the Company has an accumulated deficit of $48,088,212 and a working capital deficiency of $218,481. Furthermore, additional funds will be required to proceed with the Company's exploration program. The ability of the Company to raise sufficient funds to operate in the ordinary course of business and proceed with the exploration plan, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

This quarterly report contains certain forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. When used in this report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in any oral statements made by the Company, the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "plans," and similar expressions are intended to identify such "forward looking statements". These forward- looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially. Forward looking statements included in this report and in communications of the Company include the proposed business plan of the Company, the planned development of the Company's mining properties in Austria, the commencement dates and the costs of diamond core drilling and exploration activities, the future acquisition of mining properties, the procurement of future financing to fund the Company's operations, and the compliance with environmental and other mining laws in Austria. Factors that could cause actual results to differ materially from projected results include, among others, risks and uncertainties relating to general domestic and international economic and political conditions, risks associated with mining operations in Austria, the selling price of metals, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the ability of the Company to raise financing on a favorable basis to the Company or at all, and general financial and stock market conditions. Many such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward- looking statements. In light of the significant uncertainties inherent in forward looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that the Company will ever obtain significant revenue or profitability. The Company disclaims any intent or obligation to update publicly the forward looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by applicable laws.

Prior to December 1996, the Company derived revenues from the operation of its real estate development business. In December 1996, the Company discontinued such operations and commenced new operations in the mineral exploration and development industry.

Mineral Property and Deferred Development Costs

Mineral Property and Deferred Development Costs of $nil (1999: $Nil) for the quarter ended March 31, 2000 are capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet. No costs were incurred to further develop the Company's nine Austrian properties.

Results of Operations

General and administrative expenses for the quarter ended March 31, 2000, were $25,472 compared to $7,941 for the same period in 1999.

Legal fees for the quarter ended March 31, 2000, were $Nil compared to $nil for the same period in 1999.

Audit fees for the quarter ended March 31, 2000, were $12,467 compared to $Nil for the same period in 1999.

Management fees for the quarter ended March 31, 2000, were $814 compared to $853 for the same period in 1999 due to the reduced activity of the company.

The net loss from continuing operations for quarter ended March 31, 2000, was $52,505 compared to $8,794 for the same period in 1999.

Liquidity and Capital Resources

In 1996, the Company discontinued its real estate development operations, a change of control of the Company occurred and subsequently nine gold exploration properties in Austria were acquired. The Company entered into its new business plan after management determined to enter the mineral exploration business. However, the Company does not have sufficient capital with which to pursue its new business plan. The Company, therefore, continues to consider various capital-raising options, including, but not limited to, a significant equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its new business plan

The Company's working capital deficiency (current assets less current liabilities) amounted to $218,481 at March 31, 2000. The Company has $344,640 in current liabilities and the current assets at March 31, 2000, amounted to $126,159.

Operating activities of the Company provided net cash of $25,159 for the three months ended March 31, 2000, compared to using $7,778 for the same period in 1999. The cash was provided by shareholders in order to pay necessary expenses.

The Company used $Nil and $Nil in net cash for investing activities for the three months ended March 31, 2000 and 1999, respectively.

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

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GOLD INC.

By:  /s/  Florian Riedl-Riedenstein            Date: March 31, 2000
     --------------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/  Florian Riedl-Riedenstein         Date: March 31, 2000
     ------------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director



By:  /s/  Robert Needham                    Date: March 31, 2000
     ------------------------------------
     Robert Needham, Director



By:  /s/   Hans R. Klob                     Date: March 31, 2000
     ------------------------------------
     Hans R. Klob, Director



By:  /s/  Eunice Ludlow                     Date: March 31, 2000
     ------------------------------------
     Eunice R. Ludlow, Chief Financial Officer