Form 10QSB
period 2000-06-30
EMPIRE GOLD INC
filed 2001-02-21
CIK 70202

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission file number 1-4799

                               EMPIRE GOLD INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Indiana                                 35-0540454
     ---------------------------------       ---------------------------------
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

                               EMPIRE GOLD INC.
      --------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[_] No

     As of June 30, 2000, 75,305,664 shares of common stock, no par value, of the Issuer were outstanding.

     Transitional Small Business Disclosure Format (Check one): [_] Yes  [X] No

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EMPIRE GOLD INC.
                          Consolidated Balance Sheets
                                As at June 30,
                                  (unaudited)

                                                                 2000              1999
                                                                 ----              ----
                                                                   $                 $
                    Assets

Current assets
   Cash                                                            27,616                 0
   Accounts receivable                                             98,543            85,029
                                                            -------------     -------------
                                                                  126,159            85,029

Mineral property and deferred development costs                   489,536           489,536
                                                            -------------     -------------

                                                                  615,695           574,565
                                                            =============     =============

          Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                        88,453           278,652
   Due to shareholders                                            270,950            63,603
                                                            -------------     -------------

                                                                  359,403           342,255
                                                            -------------     -------------

Shareholders' equity
  Common stock, no par value, 1,000,000,000 shares
  authorized, 75,305,664 and 74,972,331 shares
  issued and outstanding in 1998 and 1997
  respectively.                                                48,405,267        48,405,267
  Common stock transferred by affiliate                           (46,000)          (46,000)
  Accumulated deficit                                         (48,102,975)      (48,126,957)
                                                            -------------     -------------

Total shareholders' equity (deficit)                              256,292           232,310
                                                            -------------     -------------

                                                                  615,695           574,565
                                                            =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
               Consolidated Statements of Operations and Deficit
                                  (unaudited)

                                                        for the six months ended            for the three months ended
                                                                  June 30                             June 30
                                                        2000               1999               2000               1999
                                                        ----               ----               ----               ----
Revenues
   Interest income                                            -                  -                  -                 -
                                                     ----------         ----------         ----------        ----------

Expenses
   General and administrative                            28,201             11,075              2,729             3,134
   Legal fees                                                 -                  -                  -                 -
   Audit fees                                            19,442                  -              6,975                 -
   Management fees                                        2,209                853              1,395                 -
   Exploration expenses                                  17,416                939              3,664               939
                                                     ----------         ----------         ----------        ----------

                                                         67,268             12,867             14,763             4,073
                                                     ----------         ----------         ----------        ----------

Net Loss                                                (67,268)           (12,867)           (14,763)           (4,073)

Net earnings (loss) per share                                (0)                (0)                (0)               (0)
                                                     ==========         ==========         ==========        ===========

Weighted average number of shares
of common stock outstanding                          75,305,664         75,305,664         75,305,664        75,305,664
                                                     ==========         ==========         ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     Consolidated Statements of Cash Flow
                       For the six months ended June 30
                                  (unaudited)

                                                                                 2000              1999
                                                                                 ----              ----
Cash provided by (used in) operating activities
   Net loss for the period                                                       (67,268)          (12,867)
   Change in non-cash working capital                                             92,427             4,803
                                                                             -----------       -----------

Cash provided (used) in continuing operations                                     25,159           ( 8,064)
                                                                             -----------       -----------

Cash used in investing activities
   Mineral property and deferred development costs - Austria                           -                 -
                                                                             -----------       -----------

Net cash used in investing activities                                                  -                 -
                                                                             -----------       -----------

Cash provided (used) in financing activities
   Proceeds from sale of common stock subscriptions                                    -                 -
                                                                             -----------       -----------

Net cash provided (used) in financing activities                                       -                 -
                                                                             -----------       -----------

Decrease in cash                                                                  25,159            (8,064)

Cash, beginning of period                                                          2,457             8,064
                                                                             -----------       -----------

Cash, end of period                                                               27,616                 -
                                                                             ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
              Consolidated statements of Changes in Shareholders'
       Equity For the three months ended June 30, 2000 and June 30, 1999
                                  (unaudited)

                                                                                       Common
                                            Common Stock             Common             Stock
                                                                      Stock         Transferred
                                      Number           Amount      Subscriptions   by Affiliate          Deficit             Total
                                      ------           ------      -------------   ------------          -------             -----
                                                          $                             $                   $                  $
December 31,1996                  70,005,997       47,258,890            514,000        (46,000)     (47,336,621)          390,269
Sale of common stock               2,200,000          514,000           (514,000)
Net loss                                   0                0                  0              0         (116,474)         (116,474)
                                --------------------------------------------------------------------------------------------------

June 30, 1997                     72,205,997       47,772,890                  0        (46,000)     (47,453,095)          273,795

Sale of common stock               1,925,000          455,988                                                              455,988
Cancelled stock                       (2,000)            (100)                                                                (100)
Net loss 1977                              0                0                  0              0         (480,485)         (480,485)
                                --------------------------------------------------------------------------------------------------

December 31, 1997                 74,128,997       48,228,778                  0        (46,000)     (47,905,306)          277,473

Sale of common shares                843,334          126,490                  0              0                0           126,490

Net loss                                   0                0                  0              0         (118,867)         (118,867)
                                --------------------------------------------------------------------------------------------------

June 1998                         74,972,331       48,355,268                  0        (46,000)     (48,024,172)          285,096

Sale of common shares                333,333           50,000                  0              0                0            50,000

Net loss                                   0                0                  0              0          (89,919)          (89,919)
                                --------------------------------------------------------------------------------------------------

December 31, 1998                 75,305,664       48,405,267                  0        (46,000)     (48,114,090)          245,177

Net Income                                 0                0                  0              0           78,383            78,383
                                --------------------------------------------------------------------------------------------------

December 31, 1999                 75,305,664       48,405,267                  0        (46,000)     (48,035,707)          323,560

Net Loss                                   0                0                  0              0          (67,268)          (67,268)
                                --------------------------------------------------------------------------------------------------

June 2000                         75,305,664       48,405,267                  0        (46,000)     (48,035,707)          256,292
                                ==================================================================================================

                               EMPIRE GOLD INC.
                  Notes to Consolidated Financial Statements
                for the six months ended June 30, 2000 and 1999
                                  (unaudited)

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

The accompanying consolidated interim financial statements include adjustments that are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the half year ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period of 2000 or for the year ending December 31, 2000.

2.   Continuity of Operations

The financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2000, the Company has an accumulated deficit of $48,102,975 and a working capital deficiency of $233,244. Furthermore, additional funds will be required to proceed with the Company's exploration program. The ability of the Company to raise sufficient funds to operate in the ordinary course of business and proceed with exploration plans, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral Property and Deferred Development Costs

Mineral Property and Deferred Development Costs of $ Nil and $Nil for the half-year and quarter ended June 30, 2000 respectively are capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet. Such costs were $Nil and $Nil for the comparable periods in the prior year. These costs were incurred to maintain the Company's nine Austrian properties.

Results of Operations

General and administrative expenses for the six- month and the quarter ended June 30, 2000, were $28,201 and $11,075 respectively compared to $2,729 and $3,134 for the same periods in 1999.

Legal fees for the six months and quarter ended June 30, 2000, were $Nil and $Nil compared to $Nil and $Nil for the same periods in 1999.

Audit fees for the six months and quarter ended June 30, 2000, were $19,442 and $Nil respectively compared to $6,975 and $Nil for the same period in 1999.

Management fees for the six months and quarter ended June 30, 2000, were $2,209 and $853 respectively compared to $1,395 and $Nil for the same periods in 1999.

The net loss from continuing operations for the six months and quarter ended June 30, 2000, was $67,268 and $12,867 compared to $14,763 and $4,073 for the same periods in 1999.

Liquidity and Capital Resources

In 1996, the Company discontinued its real estate development operations, a change of control of the Company occurred and subsequently nine gold exploration properties in Austria were acquired. The Company entered into its new business plan after management determined to enter the mineral exploration business. However, the Company does not have sufficient capital with which to pursue its new business plan. The Company, therefore, continues to consider various capital-raising options, including, but not limited to, a significant equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its new business plan

The Company's working capital deficiency (current assets less current liabilities) amounted to $233,244 at June 30, 2000. The Company has $359,403 in current liabilities and the current assets at June 30, 2000, amounted to $126,159.

Operating activities of the Company provided net cash of $25,159 for the six months ended June 30, 2000, compared to $8,064 for the same period in 1999. The cash was provided by shareholders in order to cover costs.

The Company used $Nil and $Nil in net cash for investing activities for the six months ended June 30, 2000 and 1999, respectively.

The cash proceeds from financing activities was $ Nil and $Nil for the six months ended June 30, 2000 and 1999, respectively.

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

Item 601
Category    Exhibit
-------------------

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

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GOLD INC.

By:  /s/ Florian Riedl-Riedenstein                          Date: June 30, 2000
     --------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Florian Riedl- Riedensrein                         Date: June 30, 2000
     --------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


By:  /s/ Robert Needham                                     Date: June 30, 2000
     --------------------------------
     Robert Needham, Director

By:  /s/ Hans R. Klob                                       Date: June 30, 2000
     --------------------------------
     Hans R. Klob, Director

By:  /s/ Eunice Ludlow                                      Date: June 30, 2000
     --------------------------------
     Eunice Ludlow, Chief Financial Officer
     and Secretary.