Form 10QSB
period 2000-09-30
EMPIRE GOLD INC
filed 2001-02-21
CIK 70202

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________.

Commission file number 1-4799

                               EMPIRE GOLD INC.
              ---------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Indiana                                  35-0540454
      ---------------------------                  -----------------------
     (State or other jurisdiction             (IRS Employer Identification No.)
   of incorporation or organization)

      3339 West 41/st/ Avenue, Vancouver, British Columbia, Canada, V6N 3E5
    ------------------------------------------------------------------------
                    (Address of principal executive office)

                                 604-267 2555
                           ------------------------
                          (Issuer's telephone number)

       802-1985 Bellevue Ave., West Vancouver, British Columbia V7V 1B6
       ----------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                               EMPIRE GOLD INC.
                          Consolidated Balance Sheets
                              As at September 30,
                                  (unaudited)

                                                                  2000          1999
                                                                  ----          ----
                                                                    $             $
                                    Assets

Current assets
 Cash                                                             27,616         9,000
 Accounts receivable                                              98,543        85,029
                                                             -----------   -----------
                                                                 126,159        94,029

Mineral property and deferred development costs                  489,536       489,536
                                                             -----------   -----------

                                                                 615,695       583,565
                                                             ===========   ===========

                     Liabilities and Shareholders' Equity

Current liabilities

 Accounts payable and accrued liabilities                         88,789       222,453
 Due to shareholders                                             273,107       143,918
                                                             -----------   -----------

                                                                 361,896       366,371
                                                             -----------   -----------

Shareholders' equity
  Common stock, no par value, 1,000,000,000 shares
  authorized, 75,305,664 and 75,472,331 shares
  issued and outstanding in 1999 and 1998
  respectively.                                               48,405,267    48,405,267
  Common stock transferred by affiliate                          (46,000)      (46,000)
  Accumulated deficit                                        (48,105,468)  (48,142,073)
                                                             -----------   -----------

Total shareholders' equity                                       253,799       217,194
                                                             -----------   -----------

                                                                 615,695       583,565
                                                             ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
               Consolidated Statements of Operations and Deficit
                                  (unaudited)

                                              for the nine months ended      for the three months ended
                                                    September 30                    September 30
                                                     2000          1999               2000         1999
                                                     ----          ----               ----         ----
Revenues
  Interest income                                       -             -                  -            -
                                                 --------      --------            -------     --------
Expenses
   General and administrative                      30,357        13,557              2,156        2,482
   Legal fees                                           -             -                  -            -
   Audit fees                                      19,779             -                337            -
   Management fees                                  2,209           853                  -          853
   Exploration expenses                            17,416        13,573                  -       12,634
                                               ----------    ----------             ------      -------

                                                   69,761        27,983              2,493       15,969
                                               ----------    ----------             ------      -------

Net Loss                                          (69,761)      (27,983)            (2,493)     (15,969)

Net earnings (loss) per share                          (0)           (0)                (0)          (0)
                                               ==========    ==========          =========   ==========

Weighted average number of shares
of common stock outstanding                    75,305,664    75,305,664         75,305,664   75,305,664
                                               ==========    ==========         ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     Consolidated Statements of Cash Flow
                    For the nine months ended September 30
                                  (unaudited)

                                                          2000      1999
                                                       -------   -------

Cash provided by (used in) operating activities
   Net loss for the period                             (69,761)  (27,983)
   Change in non-cash working capital                   94,920    28,919
                                                       -------   -------

Cash provided (used) in continuing operations           25,159       936
                                                       -------   -------

Cash used in investing activities
   Mineral property and deferred development costs           -         -
                                                       -------   -------

Net cash used in investing activities                        -         -
                                                       -------   -------

Cash provided (used) in financing activities
   Proceeds from sale of common stock subscriptions          -         -
                                                       -------   -------

Net cash provided (used) in financing activities             -         -
                                                       -------   -------

Increase (Decrease) in cash                             25,159       936

Cash, beginning of period                                2,457     8,064
                                                       -------   -------

Cash end of period                                      27,616     9,000
                                                       =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
          Consolidated statements of Changes in Shareholders' Equity
      For the six months ended September 30, 2000 and September 30, 1999
                                  (unaudited)

                                                                       Common
                              Common Stock             Common           Stock
                                                       Stock         Transferred
                           Number        Amount     Subscriptions    by Affiliate      Deficit       Total
                           ------        ------     -------------    ------------      -------       -----
                                           $                              $               $            $
December 31, 1996       70,005,997    47,258,890         514,000        (46,000)   (47,336,621)    390,269
Sale of common stock     2,581,951       514,000         (58,015)                                  455,988
Net loss                         0             0               0              0       (205,602)   (205,602)
                        ----------------------------------------------------------------------------------

Sept 30, 1997           72,587,948    47,772,890         455,988        (46,000)   (47,542,223)    640,655

Sale of common stock     1,543,049       455,988        (455,988)
Cancelled stock             (2,000)         (100)                                                     (100)
Net loss                         0             0               0              0       (363,082)   (363,082)
                        ----------------------------------------------------------------------------------

December 31, 1997       74,128,997    48,228,777               0        (46,000)   (47,905,305)    277,473

Sale of common stock     1,176,667       176,490                                                   176,490

Net loss                         0             0               0              0       (208,785)   (208,785)
                        ----------------------------------------------------------------------------------

December 31, 1998       75,305,664    48,405,267               0        (46,000)   (48,114,090)    245,177

Net Income                       0             0               0              0         78,383      78,383
                        ----------------------------------------------------------------------------------

December 31, 1999       75,305,664    48,405,267               0        (46,000)   (48,035,707)    323,560

Net Loss                         0             0               0              0        (69,761)    (69,761)
                        ----------------------------------------------------------------------------------

September 30, 2000      75,305,664    48,405,267               0        (46,000)   (48,105,468)    253,799
                        ==================================================================================

                               EMPIRE GOLD INC.
                  Notes to Consolidated Financial Statements
             for the nine months ended September 30, 2000 and 1999
                                  (unaudited)

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

The accompanying consolidated interim financial statements include adjustments that are, in the opinion of management, necessary for fair presentation of the consolidated results of operation for the periods presented. All such adjustments are of a normal recurring nature. The interim results of operation for the half year ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period of 2000 or for the year ending December 31, 2000.

2. Continuity of Operations

The financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2000, the Company has an accumulated deficit of $48,105,468 and a working capital deficiency of $235,737. Furthermore, additional funds will be required to proceed with the Company's exploration program. The ability of the Company to raise sufficient funds to operate in the ordinary course of business and proceed with exploration plans, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

This quarterly report contains certain forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical facts, contained in this report, are forward- looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. When used in this report, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in any oral statements made by the Company, the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "plans," and similar expressions are intended to identify such "forward looking statements". These forward- looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially. Forward looking statements included in this report and in communications of the Company include the proposed business plan of the Company, the planned development of the Company's mining properties in Austria, the commencement dates and the costs of diamond core drilling and exploration activities, the future acquisition of mining properties, the procurement of future financing to fund the Company's operations, and the compliance with environmental and other mining laws in Austria. Factors that could cause actual results to differ materially from projected results include, among others, risks and uncertainties relating to general domestic and international economic and political conditions, risks associated with mining operations in Austria, the selling price of metals, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the ability of the Company to raise financing on a favorable basis to the Company or at all, and general financial and stock market conditions. Many such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward- looking statements. In light of the significant uncertainties inherent in forward looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that the Company will ever obtain significant revenue or profitability. The Company disclaims any intent or obligation to update publicly the forward looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by applicable laws.

Prior to December 1996, the Company derived revenues from the operation of its real estate development business. In December 1996, the Company discontinued such operations and commenced new operations in the mineral exploration and development industry.

Mineral Property and Deferred Development Costs

Mineral Property and Deferred Development Costs of $Nil and $Nil for the quarter ended September 30, 2000 and September 30, 1999 respectively are capitalized as "Mineral property and deferred development costs" on the Company's Balance Sheet. These costs were incurred to further develop the Company's nine Austrian properties, particularly preparatory work for the drilling program on the Company's Schellgaden property.

Results of Operations

General and administrative expenses for the quarter ended September 30, 2000 was $2,156 and compared to $2,482 for the same period in 1999.

Legal fees for the quarter ended September 30, 2000, were $Nil compared to $Nil for the same period in 1999.

Audit fees for the quarter ended September 30, 2000, were $337 compared to $Nil for the same period in 1999.

Management fees for the quarter ended September 30, 2000, were $Nil compared to $853 for the same period in 1998.

The net loss from continuing operations for quarter ended September 30, 1999, was $2,493 compared to $15,969 for the same period in 1999.

Liquidity and Capital Resources

The Company's working capital deficiency (current assets less current liabilities) amounted to $235,737 and $272,432 at September 30, 2000 and September 30, 1999 respectively.

Operating activities of the Company provided net cash of $25,159 for the nine months ended September 30, 2000, compared to providing net cash of $936 for the same period in 1999. The cash provided by operations for the nine months ended September 30, 2000 consisted primarily of loans from shareholders.

The Company used $Nil and $Nil in net cash for investing activities for the nine months ended September 30, 2000 and 1999, respectively.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

(a)  Exhibits.

     The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibits previously filed is indicated in parenthesis.

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

(b) No Reports on Form 8-K have been filed during the quarter ending September 30, 2000.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE GOLD INC.

By:  /s/ Florian riedl-Riedenstein                Date: September 30th, 2000
     -----------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


     In accordance with the Exchange Act, this Report has been signed below, by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Florian Riedl-Riedenstein                Date: September 30, 2000
     -----------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director

By:  /s/ Hans R. Klob                              Date: September 30, 2000
     -----------------------------
     Hans R. Klob, Director


By:  /s/ Robert Needham                            Date: September 30, 2000
     -----------------------------
     Robert Needham, Director


By:  /s/ Eunice Ludlow                             Date: September 30, 2000
     -----------------------------
     Eunice R. Ludlow, Chief Financial Officer
     and Secretary