Form 10KSB40
period 1998-12-31
EMPIRE GOLD INC
filed 2001-02-22
CIK 70202

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

     [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

     Commission file number: 1-4799

                               EMPIRE GOLD INC.
                (Name of small business issuer in its charter)

                Indiana                             35-0540454
     (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

     400 - 455 Granville Street.
     Vancouver, British Columbia, Canada               V6C 1T1
     (Address of principal executive offices)         (Zip Code)

     Issuer's telephone number: 604-267-2555

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year: $162.

     As of May 31, 1999 (using the average of the bid and asked prices on such day) the aggregate market value of the voting stock held by non-affiliates was $743,000.

     State whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [   ]  No [ X ]

As of May 31, 1999, 75,472,331 shares of Common Stock, no par value, of the Issuer were outstanding.

     Documents Incorporated by Reference into this Report

                                      None

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                               Table of Contents

                                                                                Page
                                                                                ----
PART I

     Item 1.   Description of Business                                            5
     Item 2.   Description of Property                                           13
     Item 3.   Legal Proceedings                                                 21
     Item 4.   Submission of Matters to a Vote of Security Holders               22


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters          22
     Item 6.   Management's Discussion and Analysis or Plan of Operation         22
     Item 7.   Financial Statements                                              24
     Item 8.   Changes In and Disagreements With Accountants
               on Accounting and Financing Disclosure                            31


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons: Compliance with Section 16(a) of the Exchange Act        32
     Item 10.  Executive Compensation                                            33
     Item 11.  Security Ownership of Certain Beneficial Owners and Management    34
     Item 12.  Certain Relationships and Related Transactions                    34
     Item 13.  Exhibits and Reports on Form 8-K                                  37

     In this Annual Report on Form 10-KSB, all references to "dollars" and "$" are to United States dollars, except as otherwise noted. Reference to "C$" is to Canadian dollars and "ATS" is to Austrian Schillings. Conversion of Austrian Schillings to United States dollars herein assumes a conversion rate of 1 ATS=$0.0796 and 1 C$=$0.6863, the rate published in the Wall Street Journal on May 31, 1999.

     When used in this Annual Report on Form 10-KSB, in future filings by the Company with the Securities and Exchange Commission, in the Company's news releases and in any oral statements made by the Company, the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "plans," and similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. A "forward looking" statement is not historical fact and whether the statement comes true is subject to risks and uncertainties. The actual results or activities of the Company will likely differ from the projected results or activities of the Company. Forward looking statements include the proposed business plan of the Company, the planned development of the Company's mining properties in Austria, the commencement dates and the costs of diamond core drilling and exploration activities, the future acquisition of mining properties, the procurement of future financing to fund the Company's operations, and the compliance with environmental and other mining laws in Austria. Factors that could cause actual results to differ materially from projected results include, among others, risks and uncertainties relating to general domestic and international economic and political conditions, risks associated with mining operations in Austria, the selling price of metals, unanticipated ground and water conditions, unanticipated grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force majeure events, lower than expected ore grades and higher than expected stripping ratios, the failure of equipment or processes to operate in accordance with specifications and expectations, labor relations, accidents, delays in anticipated start-up dates, environmental costs and risks, the ability of the Company to raise financing on a favorable basis to the Company or at all, and general financial and stock market conditions. Readers are cautioned not to put undue reliance on forward-looking statements. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that the Company will ever obtain significant revenue or profitability. The Company disclaims any intent or obligation to update publicly the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise, except as required by applicable laws.

                                    PART I

     Item 1.  DESCRIPTION OF BUSINESS

     Introduction
     ------------

Empire Gold Inc. (together with its wholly owned subsidiary, Argosy Mining Gmb.H., hereafter referred to as the "Company") is a corporation formed under the laws of the State of Indiana in 1940.

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

On December 17, 1996, as part of a series of transactions that resulted in a change in control of the Company, the Company acquired all the issued and outstanding stock in Argosy Mining Gmb.H., an Austrian company ("Argosy"), from Argosy Mining Corp., a Canadian company ("Argosy Mining"). As a result of the purchase of the shares of Argosy, the Company acquired 100% of the ownership interests in nine gold exploration properties located in Austria and the business of the Company changed from the sale of resort home sites and panelized public housing to gold mining and exploration, in particular the evaluation, exploration and development of gold mining prospects located in Austria.

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

     The Change In Control and Acquisition of Argosy
     -----------------------------------------------

     Starting in September, 1996, a series of transactions were initiated by the Company, Argosy Mining and Mercury Immobililen Und Verwatungs A.G., a company incorporated under the laws of Switzerland ("Mercury"), that resulted in the sale of the Company's remaining inventory of development resort lots, adoption of a new strategic business direction, through the sale of its wholly owned subsidiaries, the purchase of all the shares of Argosy and the change in control of the Company. These transactions are summarized below.

     (a) By agreement, dated September 3, 1996, the Company sold 200,000 shares of common stock at $0.25 per share to Florian Riedl-Riedenstein and 200,000 shares of common stock at $0.25 to a private investor. The subscriptions were accepted and the shares issued by the Company in January 1997. The $100,000 raised was used by the Company in partial payment of the costs and expenses incurred in the preparation and closing by the Company of the divestiture of certain assets of the Company, the purchase of all the shares of Argosy and the change in control of the Company. Mr. Riedl-Riedenstein has since become the Chairman, President and Chief Executive Officer of the Company.

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

     (e) By agreement, dated December 6, 1996, Erzbergbau Radhausberg Gmb.H., ("Erzbergbau"), the seller of the mining properties to Argosy Mining, agreed to the sale and transfer of the properties from Argosy Mining to the Company and the Company agreed to assume the obligations relating to the properties in the agreement between Erzbergbau and Argosy Mining. By agreement, dated December 6, 1996, Erzbergbau agreed to the full settlement of the amount due from Argosy for the properties of $1,000,000 by the transfer of 300,000 shares of common stock of the Company to Erzbergbau from Mercury and Erzbergbau released the Company from any further obligations set forth in the agreement between Erzbergbau and Argosy Mining and in the agreement referred to above.

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

     As a result of these transactions, the Company achieved its objective of reorganizing its business affairs through the sale of its subsidiaries, which held remaining inventory of development resort lots and the adoption of a new strategic business direction. The Company is now engaged in the evaluation, exploration and development of gold mining prospects, in particular the location, evaluation, acquisition, exploration and development of precious metal mining prospects and to that end to own, acquire, improve, develop, sell, lease, and convey lands or mineral claims or any right, title or interest therein, and to search, explore, prospect or drill for and exploit ores and minerals therein or thereupon.

     Exploration Properties
     ----------------------

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

Goldeck West - Siflitz and    South Carinthia       27.6 sq. kms.
Goldeck East - Siflitz        South Carinthia       31.6 sq. kms.

Kreuzeck West
Rabant-Gurskerkammer -
Fundkofel and                 South West Carinthia  23.9 sq. kms.
Kreuzeck East - Lengholz      South Carinthia       20.5 sq. kms.

Kliening and                  East Carinthia        27.4 sq. kms.
Kliening West - Buchbauer     East Carinthia        27.4 sq. kms.

Strassegg-Gasen               North Styria          12.3 sq. kms.

     All these properties have been centers of gold mining activities dating back at least 1,000 years with intermittently flourishing gold production continuing into the late 19th century. Repeated attempts to explore and revive the areas' gold potential during the first half of the 20th century was curtailed by political instability and the two World Wars. Extensive underground workings from the old mining periods are still accessible at the Schellgaden, Goldeck Siflitz and Kreuzeck gold properties.

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

     In order to further examine the potential of these sites, the Company commenced a diamond core drilling program to be conducted over an area of 500 by 1500 meters on the Schellgaden North property, which includes old workings. The first (Stb-1) of eight diamond core holes was drilled in 1997 to a depth of about 300 meters. The remaining seven core holes were expected to be drilled to a depth of approximately 300 meters in the Schellgaden North property in the summer and fall of 1998. The cost of this project is estimated at approximately $600,000, which the Company will seek to fund through equity or debt financing. There can be no assurance that the Company will be successful in such funding efforts. After the completion of the first (Stb-1) of the eight planned initial diamond core exploration drill holes and the geochemical (gold and other trace elements) and geological analysis of 372 core samples no further work was conducted at the property during 1998 due to the unavailability of exploration funding. Based on the results of the core samples of Stb-1 the Company has decided to drill up to seven additional diamond core holes to confirm or support its findings, and to develop a program to develop and prove the reserve in the area, or abandon the site.

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

     The Tulameen project area is located about 175 km. east of Vancouver, British Columbia, Canada and is easily accessible by road, west of the mining town of Princeton. The Tulameen project area is an important part of the Similkameen Mining District, known for over a century for precious and base metals mining, and for extensive platinum and vanadium bearing iron deposits. It has produced about 40,000 oz. of platinum (nuggets of Pt and Pt-Fe-alloys) and at least four times that amount in Gold over the past 100 years from placer deposits in streams draining the area of what is known as the Tulameen Ultramafic Complex.

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

     Internally, smaller circular (volcanic) structures are indicated, one with a diameter of about 2 km. is bounded to the east by the middle part of Granite Creek. At a closer look into the geological-structural setting of the Tulameen-Blakeburn Tertiary basin this zone appears as a young collapsed caldera from which a series of Tertiary acidic to basaltic volcanic rocks and volcanoclastics was produced, intermixed with sedimentary and organic (coal) basin sediments. The Princeton Basin on the eastern margin of the circular structure appears of a similar nature. Possibly due to volcanism-originated heat the coal deposits of both basins have reached a high maturity (Type A and B Bituminous Coal). Platinum and gold-contents in undisturbed coal from Blakeburn have been assayed from 2 to 170 ppb and 2 to 38 ppb, respectively. However, along deformational deep seated faults coal has yielded values higher than 10,000 parts per billion ("ppb") platinum, 6,100 ppb palladium and 22 ppb Iridium.

     In addition to the potential for platinum group elements and gold, which will be the Company's main goal for exploration and development, the larger
                                                                     ------
project area also hosts one of North America's larger magnetite iron-vanadium deposits, explored by drilling from the 1960's to the early 1990's. Apart from the area's iron and vanadium potential, magnetite is also used extensively in the coal washing process. Furthermore, huge deposits of industrial grade olivine have been identified within the dunitic core of the Tulameen Ultramafic Intrusion. Olivine as an industrial mineral has a growing importance as an environmentally accepted mineral product in the industry for abrasives and related materials.

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

     Austrian Mining Laws and Regulations
     ------------------------------------

     The properties presently held by the Company are located in and subject to the laws of the Republic of Austria. In Austria, public duties and responsibilities are divided between the Republic of Austria and its nine provinces (Vienna, Lower Austria, Burgenland, Styria, Upper Austria, Carinthia, Salzburg, Tyrol, Vorarlberg). According to the 1975 Mining Law, mining in Austria is controlled by the special federal authorities ("Mining Authorities").

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

     "Land owner's mineral raw materials" are comprised of the following minerals:

     Magnetite, mica, illite clay and other expandable clays, quartz, quartz rock, and quartzitic sand, in as far as suitable for the manufacturing of glass or fireproof products or as starting material for the manufacture of cement; clays, in as far as suitable for the manufacture of fireproof or acid-proof products, cements, brick work and other ceramic products; dolomite, in as far as suitable for the manufacture of fireproof products; limestone, in as far as suitable for the manufacture of quick lime or as starting material for the manufacture of cement or as aggregate for metallurgical processes; marl, in as far as suitable for the manufacture of cements; basaltic rock, in as far as suitable for the manufacture of fireproof products or of rock wool; bentonite, kieselgur, asbestos, feldspar, trass, andalusite, sillimanite and disthene.

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

     The holder of the mining rights is faced with special obligations as well. Opening and closing of mines have to be announced in right time in advance. During mining operations the holder of the mining rights has to take care of the life and health of persons, objects in the property of others and not transferred to him for his use, to protect the environment, deposit and surface, to provide reclamation of surface after ending mining activities. Concerning the protection of the environment he is obliged to do everything to prevent any permanent damage to soil, vegetation and livestock.

     If a person not belonging to the mining company dies or suffers from injury to his body or health or an object is damaged by a mining operation this is referred to as a "mining damage".

     Mining activities must be carried out in such a way to avoid emissions according to the latest technology. It's the duty of the holder of the mining rights to follow up mine maps under the supervision of a mine surveyor. If any accident occurres in other mining operations the holder of the mining rights is obliged to send rescue men and equipment upon request in so far as this does not disturb his own operation.

     Mineral production and the storage of any hydrocarbons in geological structures has to be done in accordance with a written plan, which needs to be approved by the Regional Mining Authority in respect of the operations envisaged and the measures planned. This is not applicable to small enterprises. Small enterprises are mining enterprises, or independent operational units of a mining enterprise, employing less than 40 persons on a regular basis. Land owners' minerals production may be commenced or recommenced after an interruption of more than five years on the basis of exploration and production plans approved by the Regional Mining Authority.

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

     Holders of mining rights, jointly owning a mining right title or jointly entrusted with the use of a mining right title, and also single holders of mining rights, residing abroad permanently or legal persons or commercial law companies, are obliged to appoint a person living in Austria, authorized to receive legally valid orders and written communications by the Mining Authorities.

     Mining areas must be clearly entered in the land use plan. Buildings and other installations not serving the purpose of mining operations may be constructed in mining areas upon obtaining a special permit by the mining authority only.

     General Considerations
     ----------------------

     The value of the Company's properties and exploration results may be affected by the prices of precious metals, especially gold, and by the cost of extracting the precious metals. During 1998, gold prices fluctuated from a low of $ 273.40 to a high of $ 313.15 per ounce with an average of less than $300 per ounce. During the last ten years, gold prices have averaged less than $ 400 per ounce. Modern heap leach technologies have allowed lower grades of ore bodies to be mined. For several years, a more positive trend created resurgence in the United States and internationally in the traditional gold producing areas, of exploration activity for gold in the minerals industry. With the beginning trend of a decline of the average gold price during 1998 the ability of the market to raise funds for exploration and development in general and specifically for the Company has declined.

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

     As of May 31, 1998, the Company did not have any employees. Its directors and officers, with the exception of the Chairman, Florian Riedl-Riedenstein, are not engaged full time in the prosecution of the Company's business. The Company has retained the services of several consultants on a part time basis. One of these consultants, a geologist, Dr. Hans Klob has been engaged, to assist it in its operations, on a part time basis and has been appointed Vice President, Exploration of the Company. Dr. Klob served in a similar capacity for Argosy Mining. Another consultant, Eunice Ludlow has been engaged to act in the capacity of Chief Financial Officer after the resignation of C.W. Leigh Cassidy. It is not anticipated that any full time employees will be hired throughout this fiscal year, unless the activities of the Company expand and its new business plan develops. However, the Company intends to hire consultants to assist it in its operations.

     Item 2.  DESCRIPTION OF PROPERTY

     Summary
     -------

     The Company, by and through its wholly owned subsidiary Argosy, owns 100% of the ownership interests in nine mining properties located in Austria. All nine properties have been centers of gold mining activities dating back at least 1,000 years with intermittently flourishing gold production continuing into the late 19th century. Repeated attempts to explore and revive the areas' gold potential during the first half of the 20th century was curtailed by political upheaval and the two World Wars. Access to the nine properties of the Company in Austria is favorable as the area has a well developed infrastructure and none of the properties lie in remote mountain areas.

     The following is a description of the Company's mineral properties.

     Schellgaden North and Schellgaden South
     ---------------------------------------

     The Schellgaden North property is an unimproved exploration property without known reserves that extends from South Salzburg into North Carinthia Province, Austria. The property consists of 39.4 square kilometers. The property consists of 82 leases, 36 leases in Salzburg and 46 leases in Carinthia.

The current lease term is for a two year period, January 1, 1998 to December 31, 2000. It is in this property that the initial exploration and evaluation activities of the Company are scheduled to take place. The Company has spent approximately $20,000.00 on maintenance of exploration rights and evaluation of the property during the year ended December 31, 1998.

     The Schellgaden North site is part of a historically significant gold mining district. A series of ancient gold mines lies along the outcrop of a gneiss-micaschist-amphibolite series, called the Storz and Kareck Formations on the eastern rim of the Tauern Window. The gold ore is a fine grained stratabound quartz-sulfide layer, that occurs in three different mineralized horizons.

     The Schellgaden South Property is an unimproved exploration property without known reserves that is located in Northern Carinthia, Austria. The expenditures to date on the property have been limited and comprised of evaluation costs and lease maintenance costs. The property consists of 37.4 square kilometers and is located to the south of the Schellgaden North property. This area is less significant than Schellgaden North from a historical viewpoint in terms of number of mines once operating and the extent of ore recovered. The property consists of 75 leases in Carinthia. The current lease term is for a two-year period, January 1, 1998 to December 31, 2000.

     Access to the Schellgaden North and South properties is by Tauemautobahn A-10, the major freeway link between Munich-Salzburg-Klagenfurt-Italy. A federal highway, B-99, runs parallel. Small access roads frequently lead into the concession area over the whole North-South extension of about 29 kilometers between the town of St. Michael in Salzburg and Gmund in Northern Carinthia.

     Management determined to commence operations on this property as the reported gold grades were sufficiently high and underground workings from earlier periods of mining operations are still accessible at the site. It was on the Schellgaden North site that the prior owner, Argosy Mining, conducted limited exploration activities. During the first phase of this program conducted by Argosy Mining, the old underground mines were channel sampled and assayed by Bondar-Clegg in Vancouver, Canada after sample preparation by The University of Salzburg Geoscience Lab. The samples showed evidence of gold with grades ranging at an average of 5-15 g Au/t. During the second phase four diamond core drill holes were drilled to a maximum depth of 100 meters in the south of the Stublbau Mine to learn about the tectonic structure and to test the southern continuation of the ore horizon of the mine. Drilling started in September 1995 and ended in October 1995. Based on the results of the study of the consultant geologist for Argosy Mining, Dr. Hans R. Klob, who now has been appointed Vice President, Exploration of the Company, demonstrated the possibility that an area once viewed as medieval gold mining following along a single stratabound quartz-sulfide-gold layer may be a horizon of at least four different ore bearing levels of 2 to 10 meters thickness with one to several single quartz-ore beds of centimeter- to meter thickness.

     The core drilling samples showed two systems of en echelon type block faulting, one striking North-South with varying down-thrust to the east, the other striking West-East with down thrust to the North, usually with small vertical throw amounts. The formation usually dips gently to the east.

     In the fall of 1997 drilling of the first of eight planned 300 meters deep diamond core drill holes was completed. The eight projected drill holes are to be placed in a pattern over a 500 meters north/south to 1,500 meters west/east exploration block - the Stublbau Block. The purpose of the initial drill-hole of the Schellgaden North Gold Project was to acquire maximum knowledge of the lithology, the mineralogy and the tectonic structure of the rock sequence of the Kareck Formation and at the same time to test the new model described above.

     Detailed geological logging of the 295 meter long drill core showed an epi-metamorphic sequence of andesitic to rhyolitic volcanics and their respective volcanoclastics intermixed with marin sediments. At a present drill depth of 295 meters, drilling had to be stopped for the winter in the lower Kareck Formation at the boundary to the lower Storz Formation. Several Schellgaden-type gold-sulfide-quartz layers were recognized at the following depths:

     1.   22.85 - 23.35 meters
     2.   31.10 - 31.25 meters
     3.   84.70 - 85.00 meters
     4.   218.10 - 220.10 meters
     5.   239.18 - 242.10 meters including old workings

     Preliminary results of geochemical analyses of 372 core samples for gold and 36 trace elements show characteristic behavior of various groups of elements with reference to the respective lithologies. The distribution of anomalously higher gold values ranging from 15 to 12,920 parts per billion ("ppb") (1,000 ppb = 1.0 grams per ton) over the length of the drill hole supports the model of a multilayer system composed of several ore layer-bearing horizons at the following depths:

     6. 6.00 to 33.00 meters, 10 individual gold layers with values ranging from 28 to 731 ppb, corresponding to Schulterbau Horizon;

     7. 43.72 to 56.00 meters, 3 individual gold layers with values ranging from 16 to 34 ppb;

     8. 76.00 to 111.00 meters, 8 individual gold layers with values ranging from 16 to128 ppb;

     9. 136.00 to 174.00 meters, 3 individual gold layers with values of 15 ppb, the central of the three layers contained a tungsten anomaly, corresponding to the Stublbau Horizon;

     10. 209.20 to 225.50 meters, 4 individual gold layers, with values ranging from 15 to 12,920 ppb;

     11. 239.18 to 242.10, 1 individual gold layer, old workings, no core sample available;

     12. 261.00 to 275.00, 3 individual gold layers, with values ranging from 15 to 137 ppb; and

     13. 284.00 to 291.00, 1 individual gold layer, with values of 15 ppb, corresponding to the Pritzkar Horizon.

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

     Detailed correlation analysis between groups of elements and lithologies is ongoing with results pending, but showing distinct geochemically defined rock units along the drill profile. Also correlations between the geochemistry of underground channel samples, the 1995 drill core samples and the current core are still outstanding. This pending work should demonstrate the continuity of the ore horizons described above from one location to the other, even if - probably due to the unevenness of the depositional environment, the basin floor-individual ore layers (volcanic exhalites) seem to be highly variable in their thickness and lateral extension as well as their gold content.

     No additional drilling of the planned seven diamond core drill-holes took place in 1998, but the Company intends during the summer and fall of 1999 to continue its core-drilling program of an initial total of eight diamond drill core holes over an area of 500 by 1500 meters on the property overlying the main old workings. Work is planned to continue on the remaining seven of eight diamond core holes, that are expected to be drilled to a depth of approximately 300 meters. The projected cost of this project is approximately $600,000. After the core is drilled the samples will be analyzed, for geologic attributes and the presence of gold, by Bondar-Clegg, Canada or another acceptable assay laboratory. Based on the result of the core samples, the Company will decide whether to abandon the site, drill additional core samples to confirm or support its findings, or develop a program to develop and prove the reserve in the area. The program of the Company is intended to confirm the results of the prior study conducted by Argosy Mining and to determine the potential gold reserve in the area.

     The Company has procured all necessary permits for the planned Schellgaden North diamond- drilling program scheduled for the summer and fall of 1998. No planned drilling work could be done during 1998 because of the Companies inability to finance the programme due to the decline in the gold price. At year's end 1998, the Company has submitted a report to the Austrian Mine Department Office. This is for the purpose of continuation and/or renewal of its respective claims. Management has been assured that its work programme to this date is sufficient for all nine Austrian properties held by the Company to be renewed at year-end for an additional two-year period, but there can be no assurance of this result.

     Goldeck West - Siflitz and Goldeck East - Siflitz
     -------------------------------------------------

     The Goldeck West-Siflitz Property are unimproved exploration properties without known reserves which are located in South Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property area is of 27.6 square kilometers and consists of 57 leases. The current lease term is for a two-year period, January 1, 1998 to December 31, 1999. This property was acquired by Argosy directly from the Austrian Government in 1995. The property is located within the Kreuzeck-Goldeck Gold district in the southern part of the Austrian Province of Carinthia. This district has been the site of numerous mines for gold and antimony from the early middle - ages on and the last of the mines closed down in the early 1950's. The Goldeck East-Siflitz Property is located in South Carinthia, Austria. The property consists of 31.6 square kilometers and consists of 64 different leases. The current lease term is for a two- year period, January 1, 1998 to December 31, 1999. The property is also part of the Kreuzeck-Goldeck Gold district and lies to the east of the Goldeck West-Siflitz property. Argosy obtained the exploration rights to this area directly from the Austrian Government in 1995 when studies and drilling at Goldeck Siflitz area indicated a continuation of gold bearing structures further to the east.

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

     Kreuzeck West - Rabant
     ----------------------

     The Kreuzeck West - Rabant Property are unimproved exploration properties without known reserves that are located in Western Carinthia Province and extends into East-Tyrol Province, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property consists of 23.9 square kilometers and is made up of 44 leases in Carinthia and 5 leases in East Tyrol. The current lease term is for a two- year period, January 1, 1998 to December 31, 1999. This property is the western most property in the Kreuzeck-Goldeck Gold district and has been an area of active mining from the Middle Ages until the 1950s when the Rabant and Gurskerkammer Mines were closed down by the Bleiberger Bergwerks Union ("BBU"). "BBU" mined the area for lead, zinc and antimony. The "BBU" still owns the mining rights around the Gurskerkammer Mine, but Argosy was granted exploration rights covering the whole area, and the mining rights are being reviewed by the Carinthian Department of Mines. The Company expects that the rights granted to the "BBU" will be annulled although there can be no assurance of this. Until, and if, the rights are lifted, the Company cannot conduct exploration operations in the area.

     Access to the Kreuzeck West property is by a federal highway, B-100 that runs East/West along the Drau River. A dense network of secondary roads accesses the property, which has been a historic center of gold mining.

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

     The Gurskerkammer Mine is easily accessible and the drill target would be arsenopyrite-gold impregnated light green meta-tuffite in the hanging wall of stibnite ore, dipping 45(degrees) NNE with grades ranging over 10 g Au/t. Stibnite was mined from lenticular stibnite-quartz ore bodies along a major shear zone with graphitic and argillaceous material.

     The Rabant Mine is no longer accessible, as most entrances have collapsed. The lenticular stibnite ore bodies were reported to contain fine intergrowth of pyrite and arsenopyrite with gold contents ranging from 1 to 35 g Au/t.

     The Fundkofel Mine offers very limited access. Gold was mined in this location in the late Middle- Ages. In the 1920s, a major mine development effort took place with tunneling along three different levels, entrances to which have collapsed. The mine is characterized by a series of chlorite-amphibolite schist, meta-tuffites and mica schists trending West-East and dipping 34-40(degrees) north. They are intersected by steeper, dipping to vertica, gold-bearing veins. These veins normally pinch out within the mica schist, but open up in the metavolcanics.

     More exploration, core samples and review needs to be done in this area prior to ascertaining the potential for gold extraction. However, the work cannot be done until the rights of the "BBU" are resolved.

     The Company's exploration activities are currently focused on the Schellgaden North. Exploration programs will be developed for Kreuzeck West-Rabant based on the availability of capital and developments on the Schellgaden North property.

     Kreuzeck East - Lengholz
     ------------------------

     The Kreuzeck East - Lengholz property are unimproved exploration properties without known reserves which are located in South-Western Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property consists of 20.5 sq. kms. and is made up of 42 leases. The current lease term is for a two year period, January 1, 1998 to December 31, 1999. The Kreuzeck East property covers the southern slope of the Eastern Kreuzeck Mountains between Steinfeld in the west and Lessnig in the east. The property includes two famous old mining districts, the rich gold mines north of Lengholz and the stibnite deposits of Lessnig-Radlberg. The mines in this area have been shut down and inaccessible for many years. At both old mine centers, mica schists with minor greenschists are host rock to the mineralization, with a general East-West strike and 35-60(degrees) dip to the north. The Lengholz mine was opened in 1544 when gold was discovered and closed down in the 17th century.

     Access to the Kreuzeck East property is by a federal highway, B-100 that runs East/West along the Drau River. A dense network of secondary roads accesses the property, which has been a historic center of gold mining.

     The Company's exploration activities are currently focused on the Schellgaden North. Exploration programs will be developed for Kreuzeck East - Lengholz based on the availability of capital and developments on the Schellgaden North property.

     Kliening and Kliening West - Buchbauer
     --------------------------------------

     The Kliening and Kliening West properties are unimproved exploration properties without known reserves that are located in Eastern Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. Each property consists of 27.4 square kilometers and is made up of 54 different leases. The current lease term is for a two year period, January 1, 1998 to December 31, 1999 and January 1, 1996 to December 31, 1998 respectively. The Kliening Gold Mining District lies west of Bad St. Leonhard in the Upper Lavant Valley, the NNW of the village of Kliening in eastern Carinthia. At Kliening, at least nine different steeply Northeast dipping veins have been reported. Mineralized structures have been traced over 1000 meters along strike, average spacing between the veins at about 50 meters.

     Access to the Kliening properties from Vienna or Klagenfurt is over the Austrian Sudautobahn, the federal highway A-2. The properties are located between the town of Bad St. Leonard/Lavanttal and the Klippitztorl mountain pass, about 10 kilometers to the west, with a secondary road link via the old gold mining town of Kliening.

     The polymetallic sulfide association is dominated by arsenopyrite with pyrite, galena, ag-tetrahedrite, and bismuth. Gold also occurs in milimeter-grains as free gold within quartz and chlorite. Host rocks are metamorphic schists. A program of core samples in the 1980's was inconclusive due to high losses of core material.

     At Kliening West, the property contains a geologic zone with banded gneisses, marble and schists intruded by pegmatitic bodies. Main faulting is NW trending, minor faulting NE. The gold mineralization is bound to NW striking quartz-arsenopyrite veins along sheer zones.

     In 1990, samples taken from Kliening West were analyzed and yielded 0.2 g Au/t to 0.40 ounces Au/t.

     The Company's exploration activities are currently focused on the Schellgaden North. The Company previously had planned to develop exploration programs for Kliening and Kliening West - Buchbauer based on the availability of capital and developments on the Schellgaden North property. To reduce its carrying costs at the present weak Gold Market the Company plans to drop the 54 claims at Kliening and the 54 claims at Kliening West - Buchbauer with year-end 1998, when they expire.

     Strassegg-Gasen
     ---------------

     The Strassegg-Gasen Property is an unimproved exploration property without known reserves that is located in Northern Styria, Austria. The expenditures to date on the property have been limited, comprised of evaluation costs and lease maintenance costs. The property consists of 12.3 square kilometers and is made up of 25 leases. The current lease term is for a two year period from January 1, 1997 to December 31, 1998. The Strassegg-Gasen Property is located about 15 kilometers east of the district center Bruck/Mur, province of Styria. Extensive, but shallow, underground mining of gold and arsenopyrite dates back to the Middle- Ages. A great number of collapsed mine entrances, pits and mine dumps have been mapped by an exploration project conducted in the 1980s.

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

     The mining rights to all nine Austrian properties were held valid by current and maintained leases, which expire, in part on December 31, 1998 and in part on December 31, 1999. To reduce its carrying costs at the presently continuing weak Gold Market the Company plans to drop the 54 claims at Kliening and the 54 claims at Kliening West - Buchbauer with year-end 1998, when they expire.

     Under Austrian federal law, the annual fee requirement for all exploration claims and concessions is ATS 120.00 (approximately $9.55) for each claim, or ATS 60,240.00 (approximately $4,795.10) for all 502 claims on the nine mining properties. The bill is received by the concession holder for the properties annually from the Highest Mining Authority seated at the Federal Ministry of Economic Affairs in Vienna, Austria. An additional annual fee may be charged by the provincial Mine Department Offices, which administers and grants exploration and mining permits and approves exploration work programs. The provincial Mine Department Offices can charge an annual renewal administrative fee of ATS 20.00 (approximately $1.59) per claim to cover administrative costs of concession maintenance, registry and renewal. This fee amounts to ATS 720.00 (approximately $57.31) in Salzburg, ATS 100.00 (approximately $7.96) in Innsbruck (East Tyrol), and ATS 6,350.00 (approximately $505.46) in Klagenfurt (Carinthia). The Departments of Graz and Leoben have not charged any fees in the past two years. There are no fee requirements to local administrations or to local land-owners on or under whose properties the explorations work is conducted. The only payments to land owners that may take place are negotiated payments of compensation for actual/possible losses from the exploration and mining activities and the granting of access to and over the property. These fees tend to be between ATS 3,000.00 (approximately $238.80) to ATS 10,000.00 (approximately $796.00).

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

     The exploration and mining rights held by the Company can be forfeited or canceled by the Mining Authorities in the case of repeated breach of the provisions and regulations of the mining law or repeated neglect of the requirements stated by the Mining Authorities by the lease holder or their authorized representative. The exploration and mining rights may also be canceled by non-payment of the yearly claim fees. Under Austrian law, land rights and mineral rights are equal and coexist for the benefit of each other. A land - owner may object to a work plan but cannot stop the plan as long as the program is economically, legally and environmentally sound. The law encourages negotiation and cooperation between land- owners and holders of mineral rights.

     Item 3.  LEGAL PROCEEDINGS

     The Company is party to one legal action related to the prior business of the Company. On September 16, 1997, a lawsuit (case number 799-1997) was filed in the State of New York, Supreme Court, County of Livingston. The third party plaintiff alleges that it purchased certain building systems, including building design and building parts from the Company and that among other things, the subject building was constructed in a defective and negligent manner and that said defects and negligent construction caused a fire to spread unreasonably fast and within concealed joint spaces of the subject building so that the fire could not be confined or extinguished without substantial destruction to the buildings. The lawsuit seeks unspecified damages.

     The insurance carrier is providing legal defense for the Company. Management is in the process of determining the extent of any insurance coverage for a loss or judgment. Should it be determined that any loss or judgment is not covered by insurance such loss or judgment would be borne by the Company. While the amounts claimed above or in respect of future claims relating to the Company's former operations may be substantial, any liability cannot now be determined because of the considerable uncertainties which exist. Therefore, it is possible that the results of operations or liquidity in a particular period could be materially affected by these contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position, results of operations and cash flow of the Company.

     The Company was a party to a legal action related to the prior business of the Company. On March 2, 1995, a lawsuit was filed in the 98th District Court in Travis County, State of Texas, alleging liability for the deaths of two people and the destruction of a mobile home allegedly manufactured by the Company in a fire. This lawsuit was settled in March 1998 at no cost to the Company.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders.

                                    PART II

     Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

          Quarter Ending        High Bid  Low Bid
          ---------------------------------------
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

     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

In 1998, the Company continued to hold 9 gold exploration properties in Austria, where prior drilling of the Schellgaden North concession, confirmed gold mineralization in a multi-layered structure, and completed the acquisition of the Tulameen project, in British Columbia, Canada, an important part of the Similkameen Mining district, known for precious and base metals, as well as PGE- and vanadium bearing iron (magnetite) deposits.

The Company, has used the year to further evaluate existing data on the projects and carried out extensive rock and soil sampling in order to validate drill targets for testing the PGE potential at depth.

The prevailing conditions for the mining industry generally, in 1998, and in particular the gold mining industry, were such that the Company was not able to raise sufficient funds to carry out the ambitious plans it had for the past year. The Company, has, however, maintained in good standing, the majority of the exploration properties in both Austria and Canada.

Dr. Hans Klob, the Company's exploration and development manager, spent most of his time in further evaluating the potential for both projects. It was unanimously decided by Management to hold on to these projects in order to further explore the exciting potential for both gold and platinum, as soon as the present state of the pm-mining markets allows for new equity funding.

During the latter part of the year, as certain irregularities in regard to Mr. William B. Warke's fiduciary duties became apparent, the Company elected, in an extraordinary board meeting, to call for his resignation from the board of directors, effective December 31,1998. The Company may also elect to investigate the possibility of bringing certain charges to bear against Mr. W.B. Warke in the coming year.

While the management of the Company is certainly not satisfied with the results of the past twelve month period, it does look forward to a more rewarding year, as the long term malaise of the resource cycle may finally find a bottom.

Sincerely

FRR

Pres. & CEO.

Peet Nienaber Inc.                           1 - 1500 Marine Drive
CHARTERED ACCOUNTANTS                        North Vancouver, BC. V7P 1T7
                                             Telephone (604) 990-1129
                                             Fax (604) 980-4622
--------------------------------------------------------------------------------

                               AUDITOR'S REPORT


To the Shareholders of
Empire Gold Inc.

I have audited the consolidated balance sheet of Empire Gold Inc. as at December 31, 1998 and the consolidated statements of operations and deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements at December 31, 1998, the company has an accumulated deficit of $48,114,090 and a working capital deficiency of $244,359. I addition, additional capital will be required to proceed with the Company's development of the mining properties. These matters raise substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

In my opinion, except for the uncertainty described in the preceding paragraph, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles.

The financial statements as at December 31, 1997 and for the year then ended were audited by other auditors who expressed an opinion with a going concern reservation on those statements in their report dated June 12, 1998.



North Vancouver, British Columbia                     /s/ PEET NIENABER
January 28, 2001                                      Chartered Accountant

                               EMPIRE GOLD INC.
                          CONSOLIDATED BALANCE SHEET
                              As at December 31,

                                                 Note     1998         1997
                                                 ----     ----         ----
                                                           $            $
          ASSETS

Current assets
   Cash                                                     8,064        12,796
   Accounts receivable                                     78,455        18,032
                                                      -----------   -----------

                                                           86,519        30,828

Mineral property and deferred development costs           489,536       439,507
                                                      -----------   -----------

                                                          576,055       470,335
                                                      ===========   ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                        152,612        67,428
  Accrued liabilities                                     114,663       104,338
  Due to related party                             4            -         5,207
  Shareholder advance                              4       63,603        15,890
                                                      -----------   -----------

                                                          330,878       192,863
                                                      -----------   -----------

Shareholders' equity

 Common stock                                      3   48,405,267    48,228,778
 Common stock transferred by affiliate                    (46,000)      (46,000)
 Accumulated deficit                                  (48,114,090)  (47,905,306)

Total shareholders' equity                                245,177       277,472
                                                      -----------   -----------

                                                          576,055       470,335
                                                      ===========   ===========

/s/ Florian Riedl-Riedenstein                          /s/ Hans R Klob
---------------------------------                      -------------------------
          Director                                               Director

  The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the year ended December 31,

                                               Note     1998        1997
                                               ----     ----        ----
                                                         $           $
Revenues
   Interest income                                         845       4,103
                                                    ----------  ----------

Expenses
   General and administrative                           79,355      78,362
   Legal fees                                           12,358      91,652
   Audit fees                                           26,702      24,042
   Management fees                                4     38,163      71,822
   Exploration expenses                                 53,052     306,907
                                                    ----------  ----------

                                                       209,630     572,785
                                                    ----------  ----------

Net Loss                                              (208,785)   (568,682)

Net loss per share                                           *       (0.01)
                                                    ==========  ==========

Weighted average number of shares
of common stock outstanding                         74,800,664  73,073,153
                                                    ==========  ==========

  * Less than $0.01 per share

  The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                        For the years ended December 31

                                                          Note             1998        1997
                                                   -------------------  ----------  ----------
                                                                            $           $
Cash provided by (used in) operating activities
 Net loss for the period                                                 (208,785)   (568,682)
Change in non-cash working capital
 Accounts receivable                                                      (60,423)      6,968
 Security deposit                                                               -     100,000
 Accounts payable                                                          85,184      34,932
 Accrued liabilities                                                       10,325      36,968
 Due to related party                                                 4    (5,207)          -
 Shareholder's advance                                                4    47,713      15,890
                                                                        ---------   ---------
Net cash used by operating activities                                    (131,193)   (373,924)
                                                                        ---------   ---------

Cash used in investing activities
 Deferred exploration costs - Austria                                     (50,029)   (239,315)
                                                                        ---------   ---------
Net cash used in investing activities                                     (50,029)   (239,315)
                                                                        ---------   ---------


Cash provided by financing activities
 Proceeds from sale of common stock                                  3    176,490     455,985
 Cancellation of shares                                                         -        (100)
                                                                        ---------   ---------
Net cash provided by financing activities                                 176,490     455,885
                                                                        ---------   ---------

Increase (Decrease) in cash                                                (4,732)   (157,354)

Cash, beginning of year                                                    12,796     170,150
                                                                        ---------   ---------

Cash end of year                                                            8,064      12,796
                                                                        =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       Common
                               Common Stock             Common          Stock
                                                         Stock      Transferred    Accumulated
                           Number        Amount     Subscriptions   by Affiliate     Deficit         Total
                         ----------   -----------   -------------   ------------   ------------   -----------
                                           $                              $              $             $
January 1, 1996          69,034,997    47,183,763               0              0    (47,480,426)     (296,663)
Common stock issued               0             0         514,000              0              0       514,000
Exercise stock option       971,000        29,130               0              0              0        29,130
Transfer                          0        46,000               0        (46,000)             0             0
Net income 1996                   0             0               0              0        143,802       143,802
                         ------------------------------------------------------------------------------------
December 31, 1996        70,005,997    47,258,890         514,000        (46,000)   (47,336,621)      390,269
Common stock issued       4,125,000       959,985        (514,000)             0              0       455,985
Cancelled stock              (2,000)         (100)              0              0              0          (100)
Net loss 1997                     0             0               0              0       (568,682)     (568,682)
                         ------------------------------------------------------------------------------------
December 31, 1997        74,128,997    48,228,777               0        (46,000)   (47,905,305)      277,472
Sale of common stock      1,176,667       176,490               0              0              0       176,490
Net loss 1998                     0             0               0              0       (208,785)     (208,785)
                         ------------------------------------------------------------------------------------
December 31, 1998        75,305,664    48,405,267               0        (46,000)   (48,114,090)      245,177
                         ====================================================================================

                               EMPIRE GOLD INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------

(a)  Basis of Presentation

          These financial statements have been prepared on the going concern basis, which assumes realization of assets and the payment of liabilities in the normal course of business. There is substantial doubt about the Company's ability to realize the carrying value of its mining properties and its ability to pay liabilities as they become due. At December 31, 1998, the Company has an accumulated deficit of $48,114,090 (1997: $47,905,306) and a working capital deficiency of $ 244,359 (1997: $162,035). The Company incurred a loss from continuing operations of $208,705 (1997: $568,682). Furthermore, additional funds will be required to proceed with the Company's exploration program. The Company is considering various capital raising options, including but not limited to equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b)  Significant accounting policies

     (a)  Principles of consolidation

          These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

     (b)  Mineral properties and deferred costs

          Exploration costs are charged against earnings as incurred. Development expenditures incurred to expose the ore, increase production or extend the life of a mine are capitalized.

          Costs relating to the acquisition of mining properties held by the Company, or through its participation in jointly owned companies, are capitalized until such time as either economically recoverable reserves are established, or the properties are sold or abandoned. Proceeds from sale of properties and earn-in arrangements in which the Company has retained an economic interest are credited against property costs and no gain is recognized until all costs have been fully recovered.

          Amounts recorded for mineral properties and deferred costs represent costs incurred to date and are not intended to reflect present or future values.

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

          If brought into production cumulative costs of the properties will be charged to operations using the unit-of-production method based on estimated recoverable reserves on commencement of production.

     (c)  Translation of foreign currencies

          The Company's assets and liabilities of foreign operations are translated to U.S. dollars at exchange rates in effect at the balance sheet date for monetary items and at exchange rates in effect at transaction dates for non-monetary items. Income and expenses are translated at average exchange rates in effect during the period, except for depreciation, which is translated at historical exchange rates. Exchange gains or losses are included in income.

     (d)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3. Common Stock

     (a) The authorized capital of the Company consists of 1,000,000,000 common shares without par value.

     (b)  Issued

          The Company accepted subscriptions for 1,176,667 common shares at $0.15 per share for aggregate proceeds of $176,490.

          The Company issued warrants which may be exercised for $0.25 at any time prior to March 31, 1998 and for $0.30 per share at any time thereafter, bur prior to September 30, 1998. No warrants were exercised during that period. No warrants are outstanding at December 31, 1998. (1997: 1,925,000 warrants were outstanding)

     (c)  Stock Option Plan

     The Company has a non-qualified stock option plan under which it sets aside and grants options to directors, officers and key employees. The Board of Directors is authorized to grant options to purchase up to 7,500,000 of common stock have been reserved for issuance pursuant to the exercise of options to be granted under this plan. No options have been granted under this plan.

4. Related party transactions

     (a) Commencing January 1, 1997 the Company entered into an agreement with a company of which two directors of the Company are senior officers, to provide certain management and administrative services. Under the terms of the agreement the fee amounted to $22,500 in 1998 (1997:
          $71,822). The agreement was terminated in June 1998 and no fees are due at December 31, 1998 (1997: $5,207).

     (b) In September 1997 and September 1998, shareholders who are also directors of the Company, advanced $15,890 and $47,713 respectively, to the Company, that remains outstanding at year-end. These advances do not bear interest and have no fixed terms of repayment.

5. Income Taxes

          At December 31, 1998 the Company has net operating loss carry forwards for income tax purposes of approximately $786,271 (1997: $577,486) that begin to expire in 2004.

          The potential future tax assets have not been recognized in the accounts of the Company because it does not believe that the benefit will be realized in the future.

6. Financial Instruments

          The carrying value of the Company's financial instruments, including cash, accounts receivable and accounts payable approximates their fair values due to their short-term natures.

7. Uncertainty due to Year 2000 Issue

          The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than that date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          At a Board of Directors' Meeting held on November 15, 2000, the Company appointed Peet Nienaber Inc. - Chartered Accountants of Vancouver BC as auditors of the Company, effective January 1, 1998. KPMG - Chartered Accountants of Toronto, Canada, were dismissed by the directors, at the same meeting.

          There has been no disagreement during the two most recent fiscal years, or any subsequent interim period preceding the dismissal, with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused them to make a reference to the subject matter of the disagreement in connection with their report.

          The former accountant's report, dated June 12, 1998, for the year ended December 31, 1998, contained a qualification as to the uncertainty that the Company will continue as a 'going concern'. The uncertainty arose because at December 31, 1997, the Company had an accumulated deficit of $47,905,306 and a working capital deficit of $162,035. The Company also required additional capital to proceed with the Company's exploration program. These matters raised substantial doubt about the Company's ability to continue as a 'going concern'.

                                   PART III

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers of the Company
-----------------------------------------------

Listed below are the names, ages (as of December 31, 1998) of each of the directors and executive officers of the Company:

                                Positions Held               Directorship or Office
Name                       Age  With the Company             Held Since
----                       ---  ----------------             ----------
Florian Riedl-Riedenstein  56   Director, Chairman,          1996
                                President and Chief
                                Executive Officer

Mathew Gaasenbeek, III     68   Director                     1993

Robert Needham             69   Director                     1997

Hans Klob                  50   Vice President, Exploration  1997

Eunice Ludlow              56   Chief Financial Officer      1998

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

     Florian Riedl-Riedenstein
     -------------------------

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

     Matthew Gaasenbeek III
     ----------------------

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

     Robert Needham
     --------------

     Mr. Needham is the founding Chairman and Chief Executive Office of Tri-Star Gold Corp. and Tri-Star Gold (Ghana) Ltd. A Chartered Engineer and Member of the Order of Australia, Mr. Needham, has over 30 years international exploration and mining experience. Prior to founding the Tri-Star companies Mr. Needham was Managing Director & CEO of the state owned Mineral Resource Development Company, Papa New Guinea, 1991-1994. Other senior positions in the international mining industry fulfilled by Mr. Needham include: Chairman & CEO, Giant Yellowknife Mines Inc., Pamour Inc. and Pamorex Inc., 1987-1990; founding Managing Director & CEO, Kidston Gold Mines Ltd., 1982-1987; Founding Managing Director & CEO, Placer Pacific Limited, 1980-1987; founding Chairman, Porgera Joint Venture Committee, 1979-1987; and Managing Director & CEO & Founder, Fox Mexicana SA, 1970-1980.

     Dr. Hans R. Klob
     ----------------

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

     Since 1995, Dr. Klob was General Manager of Argosy Mining's Austrian subsidiary, which was purchased by the Company in December 1996. Dr. Klob, through HRK International, is currently a consultant to the Company. Based on his advice, the Schellgaden North property will be the main target of the Company's 1998 diamond core drill program in Austria to further define the indicated resource.

     Item 10. EXECUTIVE COMPENSATION.

     For the years 1995, 1996 1997 and 1998, no compensation was awarded to, earned by, or paid to the Chief Executive Officer of the Company and no executive officer of the Company received a total annual salary and bonus in excess of $100,000.

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

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

     Security ownership of all beneficial owners of more than 5% of the outstanding common stock of the Company as of May 31, 1998 and management.

Name and Address of                Amount and Nature of       Percent of
Beneficial Owner                   Beneficial Ownership (1)   Class
---------------------------        -------------------------  -----------

Florian Riedl-Riedenstein          14,060,500                 18.97%
A-3034 Maria-Anzbach
Tannhof - 1 Austria

Matthew Gaasenbeek, III               855,000 (2)              1.15%
810-8 King St. E.
Toronto, Ontario M5C 1B5


Robert Needham                      6,750,000                  9.11%
House No. 2
F57/8 Abafum Cresent
Labone North, Accra, Ghana

Hans R. Klob                        1,000,000                  1.35%
Freyung 6/7
A-1010, Vienna, Austria


Directors and
Executive Officers as a Group      26,275,500                 35.45%
(six persons)

(1) Calculated pursuant to Rule 13d-3(d) of the securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are note deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 480,000 shares owned by Hilda Gassenbeek the spouse of Matthew Gaasenbeek, III.

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company entered into a verbal agreement with William B. Warke a director of the Company in the second quarter of 1997 to organize and effect for the benefit of the Company the staking and the acquisition of mineral claims in the Tulameen project area. At the same time the evaluation of the Tulameen project continued under the direction of Dr. Hans R. Klob. See "ITEM 1. DESCRIPTION OF BUSINESS - NEW BUSINESS PLAN". Mr. Warke also owned several claim blocks within the outlined Tulameen project area which were intended to be transferred into the Company.

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

     Commencing January 1, 1997, the Company entered into an agreement with United Tri-Star Resources Ltd., a company of which two former directors D. Campbell Deacon and C. W. Leigh Cassidy were senior officers, to provide certain management and administrative services. Under the terms of the agreement the Company is required to pay United Tri-Star Resources Ltd. a fee of Cdn. $5,000 per month for January through April 1997 and Cdn. $10,000 per month thereafter. This agreement has been terminated by one party giving a least three months written notice. The total fee through December 31, 1998 was $22,500 (Cdn. $33,750).

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

Item 601
Category       Exhibit
--------       -------

3.1 Amended and Restated Articles of Empire Gold Inc. adopted September 2, 1997. (2) (Exhibit 1)

3.2 Amended and Restated Bylaws of Empire Gold Inc. adopted August 6, 1997. (2) (Exhibit 2)

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

(b)  Reports on Form 8-K

     During the last quarter of the year ended December 31, 1998, the Company filed one Current Report of Form 8-K reporting a change of Accountants and Auditors. Peet Nienaber Inc. Chartered Accountants of Vancouver, B.C. Canada were appointed by the Board of Directors at a meeting held on November 15, 2000 and KPMG, Chartered Accountants of Toronto, Ontario, Canada, were dismissed by the directors at the same meeting.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EMPIRE GOLD INC.

By:  /s/  Florian Riedl-Riedenstein                    Date: December 31 1998
     ---------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Florian Riedl-Riedenstein                     Date: December 31 1998
     ---------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director

By:  /s/ Matthew Gaasenbeek                            Date: December 31 1998
     ---------------------------------
     Matthew Gaasenbeek, III, Director

By:  /s/ Robert Needham                                Date: December 31 1998
     ---------------------------------
     Robert Needham, Director

By:  /s/  Hans R. Klob                                 Date: December 31 1998
     ---------------------------------
     Hans R, Klob, III, Vice President, Exploration



By:  Eunice Ludlow                                     Date: December 31 1998
     ---------------------------------
     Eunice R. Ludlow, Chief Financial Officer and
     Company Secretary.