Form 10KSB40
period 1999-12-31
EMPIRE GOLD INC
filed 2001-02-22
CIK 70202

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

     [_]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________.

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]
No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year: $78,383

     As of Dec 31, 1999 (using the average of the bid and asked prices on such day) the aggregate market value of the voting stock held by non-affiliates was $743,000.

     State whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [X]

As of Dec 31, 1999, 75,305,664 shares of Common Stock, no par value, of the Issuer were outstanding.

     Documents Incorporated by Reference into this Report

                                      None

Transitional Small Business Disclosure Format (check one) Yes [_] No [X]

                               Table of Contents

                                                                                 Page
                                                                                 ----
PART I

     Item 1.   Description of Business                                            5
     Item 2.   Description of Property                                           13
     Item 3.   Legal Proceedings                                                 21
     Item 4.   Submission of Matters to a Vote of Security Holders               21


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters          22
     Item 6.   Management's Discussion and Analysis or Plan of Operation         22
     Item 7.   Financial Statements - financials are not listed as Item 7        24
     Item 8.   Changes In and Disagreements With Accountants
               on Accounting and Financing Disclosure                            31


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons: Compliance with Section 16(a) of the Exchange Act        32
     Item 10.  Executive Compensation                                            33
     Item 11.  Security Ownership of Certain Beneficial Owners and Management    34
     Item 12.  Certain Relationships and Related Transactions                    34
     Item 13.  Exhibits and Reports on Form 8-K                                  37

     In this Annual Report on Form 10-KSB, all references to "dollars" and "$" are to United States dollars, except as otherwise noted. Reference to "C$" is to Canadian dollars and "ATS" is to Austrian Schillings. Conversion of Austrian Schillings to United States dollars herein assumes a conversion rate of 1 ATS=$0.0775 and 1 C$=$0.673, the rate published in the Wall Street Journal on May 31, 1999.

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

     (b) By agreement, dated November 27, 1996, which closed on December 17, 1996, Mercury purchased 54,367,551 shares of common stock of the Company from Arendscor (Canada) Inc. representing 77.2% of the outstanding common shares of the Company, and became the controlling shareholder of the Company. The consideration for the purchase was $10,000. The completion of the stock purchase was conditional, among other things, on the simultaneous closing of the purchase of Argosy by the Company.

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

     (d) By agreement, dated November 30, 1996, which closed on December 17, 1996, the Company acquired all the issued and outstanding stock of Argosy from Argosy Mining, an unaffiliated entity. Argosy holds interests in nine gold mining prospects in Austria. The consideration for the purchase was C$250,000 in cash paid by the Company and 1,000,000 shares of common stock of the Company transferred to Argosy Mining by Mercury. The agreement provided that an additional 1,000,000 shares of common stock would be transferred to Argosy Mining by Mercury if the Company did not register the original 1,000,000 shares of common stock with the Securities and Exchange Commission for resale within three months following the closing date. Mercury deposited 1,000,000 shares of common stock of the Company in escrow for this purpose. Such condition was not satisfied and, therefore, the shares were transferred to Argosy Mining Corp. pursuant to the terms of the escrow.

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

     (f) On December 12, 1996, Mercury entered into Put/Escrow Agreements with a number of shareholders of the Company. The agreements provided that certain shareholders may require Mercury to purchase additional shares of common stock from them at $0.10 per share during a period from September 12, 1997 to September 27, 1997. The put option expires if the shares covered have been registered by the Company with the Securities and Exchange Commission for resale in the United States and have been freely tradable at a price above $0.10 for more than ten consecutive days after registration and prior to receipt by the Company of a notice of exercise. As part of the agreement, the Company deposited cash of $100,000 in escrow equal to one-half the option price, and Mercury deposited 1,000,000 shares of the common stock of the Company held by Mercury to secure the Put/Escrow Agreement. The Put/Escrow Agreements cover a total of 2,000,000 shares of the Company, including 1,223,200 shares held by Arendscor (Canada) Inc., 88,000 shares held by Edward Jan Smith (a former director of the Company), 100,000 shares held by Matthew Gaasenbeek, III (a director of the Company), 8,800 shares held by Lisa Hoekwater, 240,000 shares held by John B. Overzet (a former director of the

Company), 100,000 shares held by Arthur Walker (a former director of the Company), and 240,000 shares held by Jack Wrobel (a former director of the Company). On September 24, 1997, the Put/Escrow Agreements were terminated and the $100,000 deposit plus interest of $3,608 was returned to the Company.

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

     In order to further examine the potential of these sites, the Company commenced a diamond core drilling program to be conducted over an area of 500 by 1500 meters on the Schellgaden North property, which includes old workings. The first (Stb-1) of eight diamond core holes was drilled in 1997 to a depth of about 300 meters. It was expected that the remaining seven core holes were to be drilled to a depth of approximately 300 meters, in the Schellgaden North property, in the summer and fall of 1998. The cost of this project was estimated at approximately $600,000, which the Company sought to fund through equity or debt financing. There was no assurance that the Company would be successful in such funding efforts. After the completion of the first (Stb-1) of the eight planned initial diamond core exploration drill holes and the geochemical (gold and other trace elements) and geological analysis of 372 core samples no further work was conducted at the property during 1998 due to the unavailability of exploration funding. Based on the results of the core samples of Stb-1 the Company decided to drill up to seven additional diamond core holes to confirm or support its findings, and to develop a program to develop and prove the reserve in the area, or abandon the site.

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

     Although the Schellgaden North property is the first priority for further exploration, an evaluation of the future exploration potential of the other eight properties is ongoing under the direction of Dr. Hans R. Klob, Vice President, Exploration, of the Company. The Company may engage in prospecting and development of core drilling programs with respect to the other properties.

     In addition to the present sites held by the Company, it is evaluating other potential acquisitions as well, including sites in Ghana, Africa and British Columbia, Canada. There can be no assurance that the sites under such evaluation will be acquired by the Company. While the evaluation continues in Ghana, management has been focusing its efforts in British Columbia Canada. The Company has identified a number of sites in the Tulameen area of British Columbia Canada. See "ITEM 12" CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

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

     The Tulameen Ultramafic Complex is described as the southern most Alaskan-type zoned peridotitic intrusion about 40 km. north of the U.S.-Canadian State Border. Geologically, it is situated in a position at the southern end of the Canadian Intermontane Belt or at the northern end of the Eastern Cascades in Washington, the older of the two U.S. West Coast Island Arc Terranes.

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

     Internally, smaller circular (volcanic) structures are indicated, one with a diameter of about 2 km. is bounded to the east by the middle part of Granite Creek. At a closer look into the geological-structural setting of the Tulameen-Blakeburn Tertiary basin this zone appears as a young collapsed caldera from which a series of Tertiary acidic to basaltic volcanic rocks and volcanoclastics was produced, intermixed with sedimentary and organic (coal) basin sediments. The Princeton Basin on the eastern margin of the circular structure appears of a similar nature. Possibly due to volcanism-originated heat the coal deposits of both basins have reached a high maturity (Type A and B Bituminous Coal). Platinum and gold-contents in undisturbed coal from Blakeburn have been assayed from 2 to 170 ppb and 2 to 38 ppb, respectively. However, along deformational deep-seated faults, coal has yielded values higher than 10,000 parts per billion ("ppb") platinum, 6,100 ppb palladium and 22 ppb Iridium.

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

     Along the northern (Tulameen River) and southern (Whipsaw Creek) trace of the main circular structure, as well as internally a number of small, mineralized, pipes of ultramafic (Britton Creek PGE-Diamond-bearing Breccia
Pipe) to porphyritic character (with gold, silver, molybdenum, base metals) have been observed.

     It is the intent of the Company to finance it's new business plan by way of future debt or equity financing. There can be no assurance that the business plan of the Company will either be successful or result in significant revenue or profit to the Company. The gold mining properties acquired by the Company are non-producing prospects where management of the Company believes that precious metal, in particular gold, may be present in commercially viable quantities. The development of the business plan of the Company is dependent, in part, on the ability of the Company to raise additional financing to fund the proposed development activities and to pay operating expenses. There can be no assurance that the Company will be able to procure such additional financing on terms acceptable to it or at all. Any future equity financing by the Company will likely result in dilution of the interests of present shareholders. The search for precious metal deposits that can be profitably produced is extremely high risk and development of any deposits identified require large capital outlays and operational expertise.

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

     3.   All types of coal and oil shale.

     Prospecting for "free for mining" mineral raw materials requires a prospecting permit, entitling the holder to search for such minerals within the jurisdiction of the Regional Mining Authority. It does not confer an exclusive right. Conversely, an exploration license confers an exclusive right for "free for mining" mineral raw materials within a specified area located in the area of jurisdiction of the respective Regional Mining Authority. Mining of mineral raw materials requires a mining-permit.

     "State owned mineral raw materials" belong to the federal state and comprise the following types of minerals:

     1.   Rock salt and all salt occurring together with rock salt.

     2.   Hydrocarbons.

     3.   Minerals containing uranium and thorium.

     The rights for exploration of these minerals can be granted to persons meeting certain criteria through a 'civil right contract' by the Federal Minister of Economic Affairs in consent with the Federal Minister of Finance, on behalf of the state. The right to explore for salt has been ceded by law to an Austrian public company in the salt business.

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

     A prospecting permit to search, followed by an exploration permit to investigate, is needed for the above mentioned minerals. Both of these permits are issued by the Regional Mining Authority.

     All minerals not listed above are subject to the category of "other mineral raw materials."

     Prospecting on the surface for "other mineral raw materials" and their production requires a license according to the 1994 Trade Law. In the case of underground activities, commencement of mining has to be reported to the Regional Mining Authority.

     The holder of mining rights enjoys certain rights. Under certain conditions he may - in the course of exploration and production utilize other minerals not listed in his mining right title as well. The Mining Law furthermore allows use of mine waters. Mine waters may be utilized whenever required for mining operations as long it does not merge with permanent surface waters.

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

     The holder of the mining rights is faced with special obligations as well. Opening and closing of mines has to be announced at the appropriate time, in advance. During mining operations the holder of the mining rights has to take care of the life and health of persons, objects in the property of others and not transferred to him for his use. He must protect the environment, deposit and surface to provide reclamation of surface after ending mining activities. Concerning the protection of the environment he is obliged to do everything to prevent any permanent damage to soil, vegetation and livestock.

     If a person not belonging to the mining company dies or suffers from injury to his body or health or an object is damaged by a mining operation this is referred as a 'mining damage'.

     Mining activities must be carried out in such a way as to avoid emissions according to the latest technology. It's the duty of the holder of the mining rights to follow up mine maps under the supervision of a mine surveyor. In the case of any accident occurring in other mining operations the holder of the mining rights is obliged to send rescue men and equipment upon request so long as this does not disturb his own operation.

     Mineral production and the storage of any hydrocarbons in geological structures has to be done in accordance with a written plan, which needs to be approved by the Regional Mining Authority in respect of the operations envisaged and the measures planned. This is not applicable to small enterprises. Small enterprises are mining enterprises or independent operational units of a mining enterprise employing less than 40 persons on regular basis. Land- owners' minerals production may be commenced or recommenced after an interruption of more than five years on the base of exploration and production plans approved by the Regional Mining Authority.

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

     Competition in the Company's industry occurs almost exclusively in the acquisition of mining properties because the market price for gold is determined by market factors and conditions that are beyond the Company's control. The exploration for, development of and acquisition of gold and other precious metal properties are subject to intense competition. The principal methods of competition include: (i) bonus payments at the time of lease acquisition, (ii) delay rentals and advance royalty payments, (iii) the use of differential royalty rates, (iv) annual rental payment amounts, (v) exploration and production commitments by the lessee and (vi) staking claims. Companies with greater financial resources, larger staffs and labor forces, and more equipment for exploration and development may be in a more advantageous position than the Company to compete for such mineral properties. Management believes that competition for acquiring mineral prospects will continue to be intense.

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

     As of May 31, 1999, the Company did not have any employees. Its directors and officers, with the exception of the Chairman Florian Riedl-Riedenstein, are not engaged full time in the prosecution of the Company's business. The Company has retained the services of several consultants on a part time basis. One of these consultants, a geologist, Dr. Hans Klob has been engaged, to assist it in its operations, on a part time basis and has been appointed Vice President, Exploration of the Company. Dr. Klob served in a similar capacity for Argosy Mining. Another consultant, Eunice Ludlow has been engaged to act in the capacity of Chief Financial Officer after the resignation of C.W. Leigh Cassidy. It is not anticipated that any full time employees will be hired throughout this fiscal year, unless the activities of the Company expand and its new business plan develops. However, the Company intends to hire consultants to assist it in its operations.

     Item 2.  DESCRIPTION OF PROPERTY

     Summary
     -------

     The Company, by and through its wholly owned subsidiary Argosy, owns 100% of the ownership interests in nine mining properties located in Austria. All nine properties have been centers of gold mining activities dating back at least 1,000 years with intermittently flourishing gold production continuing into the late 19th century. Repeated attempts to explore and revive the areas' gold potential during the first half of the 20th century was curtailed by political upheaval and two World Wars. Access to the nine properties of the Company in Austria is favorable as the area has a well- developed infrastructure and none of the properties lie in remote mountain areas.

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

The current lease term is for a two- year period, January 1, 1998 to December 31, 2000. It is in this property that the initial exploration and evaluation activities of the Company are scheduled to take place. The Company has spent approximately $20,000.00 on maintenance of exploration rights and evaluation of the property during the year ended December 31, 1998.

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

     In the fall of 1997 drilling of the first of eight planned 300 meters deep diamond core drill holes was completed. The eight projected drill holes were to be placed in a pattern over a 500 meters north/south to 1,500 meters west/east exploration block - the Stublbau Block. The purpose of this initial drill-hole on the Schellgaden North Gold Project was to acquire maximum knowledge of the lithology, the mineralogy and the tectonic structure of the rock sequence of the Kareck Formation and at the same time to test the new model described above.

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

     8. 76.00 to 111.00 meters, 8 individual gold layers with values ranging from 16 to 128 ppb;

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

     Detailed correlation analysis between groups of elements and lithologies is ongoing with results pending, but showing distinct geochemically defined rock units along the drill profile. Also correlations between the geochemistry of underground channel samples, the 1995 drill core samples and the current core are still outstanding. This pending work should demonstrate the continuity of the ore horizons described above from one location to the other, even if - probably due to the unevenness of the depositional environment, the basin floor- individual ore layers (volcanic exhalites) seem to be highly variable in their thickness and lateral extension as well as their gold content.

     No additional drilling of the planned seven diamond core drill-holes took place in 1998, but the Company intended, during the summer and fall of 1999, to continue its core-drilling program of an initial total of eight diamond drill core holes over an area of 500 by 1500 meters on the property overlying the main old workings. Work is planned to continue drilling to a depth of approximately 300 meters on the remaining seven of eight diamond core holes. The projected cost of this project is approximately $600,000. After the core is drilled the samples will be analyzed for geologic attributes and the presence of gold by Bondar-Clegg, Canada, or another, acceptable assay laboratory. Based on the result of the core samples, the Company will decide whether to abandon the site, drill additional core samples to confirm or support its findings or develop a program to develop and prove the reserve in the area. The program of the Company is intended to confirm the results of the prior study conducted by Argosy Mining and to determine the potential gold reserve in the area.

     The Company has procured all necessary permits for the planned Schellgaden North diamond- drilling program, scheduled for the summer and fall of 1998. None of the planned drilling work could be done during 1998 because of the Companies inability to finance the programme because of a decline in the price of gold. At year's end 1998, the Company submitted a report to the Austrian Mine Department Office. This was for the purpose of continuation and/or renewal of its various claims. Management has been assured that its work programme to this date is sufficient for all nine Austrian properties held by the Company to be renewed at year-end for an additional two-year period, but there can be no assurance of this result.

     Goldeck West - Siflitz and Goldeck East - Siflitz
     -------------------------------------------------

     The Goldeck West-Siflitz Property are unimproved exploration properties without known reserves which are located in South Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property area is 27.6 square kilometers and consists of 57 leases. The current lease term is for a two- year period, January 1, 1998 to December 31, 1999. This property was acquired by Argosy directly from the Austrian Government in 1995. The property is located within the Kreuzeck-Goldeck Gold district in the southern part of the Austrian Province of Carinthia. This district has been the site of numerous mines for gold and antimony from the early middle - ages on and the last of the mines closed down in the early 1950's. The Goldeck East-Siflitz Property is located in South Carinthia, Austria. The property consists of 31.6 square kilometers and consists of 64 different leases. The current lease term is for a two- year period, January 1, 1998 to December 31, 1999. The property is also part of the Kreuzeck-Goldeck Gold district and lies to the east of the Goldeck West-Siflitz property. Argosy obtained the exploration rights to this area directly from the Austrian Government in 1995 when studies and drilling at Goldeck Siflitz area indicated a continuation of gold bearing structures further to the east.

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

     Kreuzeck West - Rabant
     ----------------------

     The Kreuzeck West - Rabant Property are unimproved exploration properties without known reserves that are located in Western Carinthia Province and extends into East-Tyrol Province, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property consists of 23.9 square kilometers and is made up of 44 leases in Carinthia and 5 leases in East Tyrol. The current lease term is for a two- year period, January 1, 1998 to December 31, 1999. This property is the most westerly property in the Kreuzeck-Goldeck Gold district and has been an area of active mining from the Middle Ages until the 1950s when the Rabant and Gurskerkamme Mines were closed down by the Bleiberger Bergwerks Union ("BBU"). "BBU" mined the area for lead, zinc and antimony. The BBU still owns the mining rights around the Gurskerkammer Mine, but Argosy was granted exploration rights covering the whole area, and the mining rights are being reviewed by the Carinthian Department of Mines. The Company expects that the rights granted to the "BBU" will be annulled although there can be no assurance of this. Until, and if, the rights are lifted, the Company cannot conduct exploration operations in the area.

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

     Kliening and Kliening West - Buchbauer
     --------------------------------------

     The Kliening and Kliening West properties are unimproved exploration properties without known reserves that are located in Eastern Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. Each property consists of 27.4 square kilometers and is made up of 54 different leases. The current lease term is for a two- year period, January 1, 1998 to December 31, 1999 and January 1, 1996 to December 31, 1998 respectively. The Kliening Gold Mining District lies west of Bad St. Leonhard in the Upper Lavant Valley, the NNW of the village of Kliening in eastern Carinthia. At Kliening, at least nine different steeply Northeast dipping veins have been reported. Mineralized structures have been traced over 1000 meters along strike, average spacing between the veins at about 50 meters.

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

     Strassegg-Gasen
     ---------------

     The Strassegg-Gasen Property is an unimproved exploration property without known reserves that is located in Northern Styria, Austria. The expenditures to date on the property have been limited, comprised of evaluation costs and lease maintenance costs. The property consists of 12.3 square kilometers and is made up of 25 leases. The current lease term is for a two- year period from January 1, 1997 to December 31, 1998. The Strassegg-Gasen Property is located about 15 kilometers east of the district center Bruck/Mur, province of Styria. Extensive but shallow underground mining, of gold and arsenopyrite, dates back to the Middle- Ages. A great number of collapsed mine- entrances, pits and mine dumps have been mapped by an exploration project conducted in the 1980s.

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

     An airborne geo-MAG survey of the area discovered a strong magnetic anomaly down-dip from the outcropping greenschist series, seat of the historic gold mine workings. The anomaly shows a certain NNW-SSE elongation with a maximum magnetic susceptibility of 300 n Tesla. Computer calculations to model the anomaly are presently being undertaken at the Institute for Geophysics at the University of Vienna in an attempt to define the parameters of the anomaly more closely. The Company's geologist believes that the anomaly is caused by a massive 'sulfidic ore- body', located at an estimated depth of about 300 meters. Such a massive sulfide 'ore- body' is believed to be the source of the numerous gold-sulfide veins, mined during historic times, close to the surface.

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

     The exploration and mining rights held by the Company can be forfeited or canceled by the Mining Authorities in the case of repeated breach of the provisions and regulations of the mining law or repeated neglect of the requirements stated by the Mining Authorities by the lease holder or their authorized representative. The exploration and mining rights may also be canceled by non-payment of the yearly claim fees. Under Austrian law, land rights and mineral rights are equal and co-exist for the benefit of each other. A land - owner may object to a work plan but cannot stop the plan as long as the program is economically, legally and environmentally sound. The law encourages negotiation and cooperation between land- owners and holders of mineral rights.

     Item 3.   LEGAL PROCEEDINGS

     The Company was party to one legal action related to the prior business of the Company. On September 16, 1997, a lawsuit (case number 799-1997), was filed in the State of New York, Supreme Court, County of Livingston. The third party plaintiff alleged that it purchased certain building systems, including building design and building parts from the Company and that among other things, the subject building was constructed in a defective and negligent manner and that said defects and negligent construction caused a fire to spread unreasonably fast and within concealed joint spaces of the subject building so that the fire could not be confined or extinguished without substantial destruction to the buildings. The lawsuit sought unspecified damages.

     The insurance carrier for the Company provided legal defense of the Company and this matter is now settled.

     The Company was a party to a legal action related to the prior business of the Company. On March 2, 1995, a lawsuit was filed in the 98/th/ District Court in Travis County, State of Texas, alleging liability for the deaths of two people and the destruction of a mobile home allegedly manufactured by the Company in a fire. This lawsuit was settled in March 1998 at no cost to the Company.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1999 to a vote of security holders.

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

     As of Dec 31, 1999, the Company had approximately 6,000 shareholders of record.

     The Company has not paid any cash dividends on its common stock since 1973 and does not intend to pay any cash dividends in the foreseeable future.

     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

In 1998, the Company continued to hold 9 gold exploration properties in Austria, where prior drilling of the Schellgaden North concession, confirmed gold mineralization in a multi-layered structure.

The acquisition of acreage in the Tulameen area, in British Columbia, Canada, an important of the Similkameen Mining district, known for precious and base metals, as well as PGE - and vanadium bearing iron (magnetite) deposits had to be reorganized because of a general lack of funding.

The Company, has used the year to further evaluate existing data on the projects and carried out rock and soil sampling in order to validate drill targets for testing the PGE potential at depth.

The prevailing conditions for the mining industry generally, in 1999, and in particular the gold mining industry, were such that the Company was not able to raise sufficient funds to carry out the ambitious plans it had for the past year. The Company, has, however, maintained in good standing the majority of the exploration properties in both Austria and Canada.

Furthermore, Dr. Hans Klob, the Company's exploration and development manager, spent most of his time in still further evaluation of the potential for both projects. It was unanimously decided by Management, despite unforeseen setbacks, to hold on to these projects in order to further explore the exciting potential for both, gold and platinum, as soon as the present state of the PM-mining markets allows for new equity funding.

During the early part of the year, as more irregularities in regard to Mr. William B. Warke's fiduciary duties became apparent, the Company initiated legal proceedings in an attempt to regain claims, held by Mr. William B.Warke in trust for the company, which he declined to transfer in accordance with the agreements between himself and the company. There were also some questions raised as to the use of funds provided by the company for the acquisition of certain properties. These questions have not yet been answered to the satisfaction of the board of directors but there is every reason to think that this matter will be resolved in a satisfactory manner.

While the management of the Company continues to be less than satisfied with the events brought to light during the past twelve month period, it has done all that was possible to remedy the situation and does look forward to a more rewarding year, as internal problems are resolved and the long term malaise of the resource cycle finally finds a bottom and starts to ascend.

Sincerely

FRR

Pres. & CEO.

Peet Nienaber Inc.                          1 - 1500 Marine Drive
CHARTERED ACCOUNTANTS                       North Vancouver, BC. V7P 1T7
                                            Telephone (604) 990-1129
                                            Fax (604) 980-4622
--------------------------------------------------------------------------------

                               AUDITOR'S REPORT


To the Shareholders of
Empire Gold Inc.

I have audited the consolidated balance sheet of Empire Gold Inc. as at December 31, 1999 and the consolidated statements of operations and deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements at December 31, 1999, the company has an accumulated deficit of $48,035,707 and a working capital deficiency of $165,976. I addition, additional capital will be required to proceed with the Company's development of the mining properties. These matters raise substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

In my opinion, except for the uncertainty described in the preceding paragraph, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles.



North Vancouver, British Columbia             /s/ PEET NIENABER
February 8, 2001                              Chartered Accountant

                               EMPIRE GOLD INC.
                          CONSOLIDATED BALANCE SHEET
                              As at December 31,

                                                  Note         1999               1998
                                                  ----         ----               ----
                                                                 $                  $
                    ASSETS

Current assets
 Cash                                                            2,457                8,064
 Accounts receivable                                            85,029               78,455
                                                           -----------          -----------
                                                                87,486               86,519

Mineral property and deferred development costs                489,536              489,536
                                                           -----------          -----------

                                                               577,022              576,055
                                                           ===========          ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                             87,778              152,612
   Accrued liabilities                                               -              114,663
   Shareholder advance                            4            165,684               63,603
                                                           -----------          -----------

                                                               253,462              330,878
                                                           -----------          -----------

Shareholders' equity

  Common stock                                    3         48,405,267           48,405,267
  Common stock transferred by affiliate                        (46,000)             (46,000)
  Accumulated deficit                                      (48,035,707)         (48,114,090)
                                                           -----------          -----------

Total shareholders' equity                                     323,560              245,177
                                                           -----------          -----------

                                                               577,022              576,055
                                                           ===========          ===========


/s/ Florian Riedl-Riedenstein                /s/ Hans R. Klob
-------------------------------              ---------------------
          Director                                   Director

  The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the years ended December 31,


                                  Note           1999        1998
                                  ----           ----        ----
                                                   $          $
Revenues
   Interest income                                  413         845
                                             ----------  ----------

Expenses
   General and administrative                    20,288      78,355
   Legal fees                                     6,800      12,358
   Audit fees                       1           (26,327)     26,702
   Management fees                  1           (94,081)     38,163
   Exploration expenses                          15,350      53,052
                                             ----------  ----------

                                                (77,970)    209,630
                                             ----------  ----------

Net Income / (Loss)                              78,383    (208,785)
                                             ==========  ==========

Net loss per share                                    *           *
                                             ==========  ==========

Weighted average number of shares
of common stock outstanding                  74,800,664  74,800,664
                                             ==========  ==========

  * Less than $0.01 per share

  The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                        For the years ended December 31

                                                   Note     1999        1998
                                                   ----  ---------   ----------
                                                             $           $
Cash provided by (used in) operating activities
 Net Income/(Loss) for the period                           78,383    (208,785)
Change in non-cash working capital
  Accounts receivable                                       (6,574)    (60,423)
  Accounts payable                                         (64,834)     85,184
  Accrued liabilities                                     (114,663)     10,325
  Due to related party                                           -      (5,207)
  Shareholder's advance                               4    102,081      47,713
                                                         ---------   ---------

Net cash used by operating activities                       (5,607)   (131,193)
                                                         ---------

Cash used in investing activities
 Deferred exploration costs - Austria                            -     (50,029)
                                                         ---------   ---------

Net cash used in investing activities                            -     (50,029)
                                                         ---------   ---------

Cash provided by financing activities
 Proceeds from sale of common stock                              -     176,490
                                                         ---------   ---------

Net cash provided by financing activities                        -     176,490
                                                         ---------   ---------

Increase (Decrease) in cash                                 (5,607)     (4,732)

Cash, beginning of year                                      8,064      12,796
                                                         ---------   ---------

Cash end of year                                             2,457       8,064
                                                         =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       Common
                               Common Stock             Common          Stock
                                                         Stock       Transferred    Accumulated
                           Number        Amount      Subscriptions   by Affiliate      Deficit       Total
                         ----------   ------------   -------------   ------------   ------------   ---------
                                            $                              $              $            $
January 1, 1996          69,034,997     47,183,763               0              0    (47,480,426)   (296,663)
Common stock issued               0              0         514,000              0              0     514,000
Exercise stock option       971,000         29,130               0              0              0      29,130
Transfer                          0         46,000               0        (46,000)             0           0
Net income 1996                   0              0               0              0        143,802     143,802
                         -----------------------------------------------------------------------------------
December 31, 1996        70,005,997     47,258,890         514,000        (46,000)   (47,336,621)    390,269
Common stock issued       4,125,000        959,985        (514,000)             0              0     455,985
Cancelled stock              (2,000)          (100)              0              0              0        (100)
Net loss 1997                     0              0               0              0       (568,682)   (568,682)
                         -----------------------------------------------------------------------------------
December 31, 1997        74,128,997     48,228,777               0        (46,000)   (47,905,305)    277,472
Sale of common stock      1,176,667        176,490               0              0              0     176,490
Net loss 1998                     0              0               0              0       (208,785)   (208,785)
                         -----------------------------------------------------------------------------------
December 31, 1998        75,305,664     48,405,267               0        (46,000)   (48,114,090)    245,177
Net income 1999                   0              0               0              0         78,383      78,383
                         -----------------------------------------------------------------------------------
December 31, 1999        75,305,664     48,405,267               0        (46,000)   (48,035,707)    323,560
                         ===================================================================================

                               EMPIRE GOLD INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1999

--------------------------------------------------------------------------------

1. Basis of Presentation

         These financial statements have been prepared on the going concern basis, which assumes realization of assets and the payment of liabilities in the normal course of business. There is substantial doubt about the Company's ability to realize the carrying value of its mining properties and its ability to pay liabilities as they become due. At December 31, 1999, the Company has an accumulated deficit of $48,035,707 (1998: $47,114,090) and a working capital deficiency of $165,976 (1998: $244,359). The Company incurred an income from continuing operations of $78,383 (1997: loss of $208,705). The income for 1999 is the result of agreements with the company's creditors to waive amounts owing to them. The amounts were credited against the expenditure categories that were previously charged with these amounts. Notwithstanding the above additional funds will be required to proceed with the Company's exploration program. The Company is considering various capital raising options, including but not limited to equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant accounting policies

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

     (b) Stock Option Plan

     The Company has a non-qualified stock option plan under which it sets aside and grants options to directors, officers and key employees. The Board of Directors is authorized to grant options to purchase up to 7,500,000 of common stock. 7,500,000 shares of common stock have been reserved for issuance pursuant to the exercise of options to be granted under this plan. No options have been granted under this plan.

4.   Related party transactions

     Shareholders who are also directors of the Company advanced $165,684 (1998:
     $63,603) to the Company that remains outstanding at year-end. These advances do not bear interest and have no fixed terms of repayment.

5.   Income Taxes

     At December 31, 1999 the Company has net operating loss carry forwards for income tax purposes of approximately $707,888 (1997: $786,271) that begin to expire in 2004.

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

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There was no change in Accountants or Disagreement with Accountants on Accounting and Financial Disclosure during the most recent fiscal year.

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

     Since 1995, Dr. Klob was General Manager of Argosy Mining's Austrian subsidiary, which was purchased by the Company in December 1996. Dr. Klob, through HRK International, is currently a consultant to the Company. Based on his advice, the Schellgaden North property will continue to be the main target of the Company's diamond- core drill program, in Austria, to further define the indicated resource.

     Item 10.  EXECUTIVE COMPENSATION.

     For the years 1995, 1996 1997,1998 and 1999, no compensation was awarded to, earned by, or paid to the Chief Executive Officer of the Company and no executive officer of the Company received a total annual salary and bonus in excess of $100,000.

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

     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Security ownership of all beneficial owners of more than 5% of the outstanding common stock of the Company as of May 31, 1998 and management.

Name and Address of                Amount and Nature of          Percent of
Beneficial Owner                   Beneficial Ownership (1)      Class
---------------------------        ------------------------      -----------
Florian Riedl-Riedenstein          14,060,500                    18.97%
A-3034 Maria-Anzbach
Tannhof - 1  Austria

Robert Needham                     6,750,000                     9.11%
House No. 2
F57/8 Abafum Cresent
Labone North, Accra, Ghana

Hans R. Klob                       1,000,000                     1.35%
Freyung 6/7
A-1010, Vienna, Austria


Directors and
Executive Officers as a Group      26,275,500                    35.45%
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

(2) Includes 480,000 shares owned by Hilda Gassenbeek the spouse of Matthew Gaasenbeek, III.

     Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company entered into a verbal agreement with William B. Warke a director of the Company in the second quarter of 1997 to organize and effect, for the benefit of the Company, the staking and the acquisition of mineral claims in the Tulameen project area. At the same time the evaluation of the

Tulameen project continued under the direction of Dr. Hans R. Klob. See "ITEM 1. DESCRIPTION OF BUSINESS - NEW BUSINESS PLAN". Mr. Warke also owned several claim blocks within the outlined Tulameen project area which were intended to be transferred into the Company.

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

     The Company completed the incorporation of Lodestone Mountain Mining Co.in March 1998..

     As of December 31, 1997, the Company had advanced $262,207 to Mr. W.B.Warke for the purpose of staking and purchasing additional mining claims, other than the ones held by him personally, and for expenditures incurred by Mr. Warke in connection therewith, for the benefit of the Company. The Company has advanced an additional $27,503 to Mr. Warke to May 31, 1998 for the same purposes. These advances to Mr. Warke have been accounted for as operating expenses in the period they were made.

     The Company anticipated that the total acquisition cost for the block of mineral claims in the Tulameen project area at the time of transfer to Lodestone by Mr. Warke would be approximately $500,000 in cash, which included the $289,710 previously advanced to Mr. Warke, and the issuance of approximately 20,000,000 shares of the Company's Common Stock. The anticipated purchase price was based upon individual purchase agreements with the former owners of mineral claims, and discussions between the Company and Mr. Warke. The Company has itself extensively evaluated the mineral potential of the land outlined for acquisition in the Tulameen project area, a hundred-year old well known mining district for gold, platinum and copper, and does not expect to obtain an independent valuation of the property acquired from Mr. Warke. All expectations of the total purchase price and of property and the Portable Assessment Account
(PAC) account have gone through serious revision. It is apparent that this company will not require the PAC account as its future merit to this company is dubious, at best. Properties previously owned by Mr. Warke are now in negotiation and all other claims are being held in trust for the company.

     Commencing January 1, 1997, the Company entered into an agreement with United Tri-Star Resources Ltd., a company of which two former directors D. Campbell Deacon and C. W. Leigh Cassidy were senior officers, to provide certain management and administrative services. Under the terms of the agreement the Company is required to pay United Tri-Star Resources Ltd. a fee of Cdn. $5,000 per month for January through April 1997 and Cdn. $10,000 per month thereafter. This agreement was terminated by one party giving at least three months written notice to the other party.

     In 1996, the Company transferred the ownership of three of its wholly owned subsidiaries, NRC, Inc., Arendswood Homes, Inc., and National Building Systems, Inc., to Danca Investments, Inc., an affiliate of Arendscor (Canada), Inc., as payment in full of all debts outstanding to Arendscor (Canada), Inc., and its affiliates.

     On December 12, 1996, Mercury entered into Put/Escrow Agreements with a number of shareholders of the Company. The agreements provide that certain shareholders may require Mercury to purchase additional shares of common stock from them at $0.10 per share during a period from September 12, 1997 to September 27, 1997. The put option expires if the shares covered have been registered by the Company with the Securities and Exchange commission for resale in the United States and have been freely tradable at a price above $0.10 for more than ten consecutive days after registration and prior to receipt by the Company of a notice of exercise. As part of the agreement, the Company deposited cash of $100,000 in escrow equal to one-half the option price, and Mercury deposited 1,000,000 shares of the common stock of the Company held by Mercury to secure the Put/Escrow Agreement. The Put/Escrow Agreements covered a total of 2,000,000 shares of the Company, including 1,223,200 shares held by Arendscor (Canada) Inc., 88,000 shares held by Edward Jan Smith (a director of the Company), 100,000 shares held by Matthew Gaasenbeek, III (a former director of the Company), 8,800 shares held by Lisa Hoekwater, 240,000 shares held by John
B. Overzet (a former director of the Company), 100,000 shares held by Arthur Walker (a former director of the Company), and 240,000 shares held by Jack Wrobel (a former director of the Company).

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

     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

       The following is a list of exhibits filed as part of this Form 10-KSB. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibits in the previously filed is indicated in parenthesis.

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

(b)  Reports on Form 8-K

     During the first quarter of the year ended December 31, 1999, the Company filed one Current Report on Form 8-K, dated February 12, 2001, reporting the resignation of two Directors, Mr. W.B.Warke and Mr. Matthew Gaasenbeek III.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EMPIRE GOLD INC.

By:  /s/ Florian Riedl-Riedenstein                     Date: December 31, 1999
     -------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Florian Riedl-Riedenstein                     Date: December 31, 1999
     -------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


By:  /s/ Robert Needham                                Date: December 31, 1999
     -------------------------------
     Robert Needham, Director


By:  /s/ Hans R. Klob                                  Date: December 31, 1999
     -------------------------------
     Hans R, Klob, Vice President, Exploration



By:  /s/ Eunice. R. Ludlow                             Date: December 31, 1999
     -------------------------
     Eunice Ludlow, Chief financial Officer and
     Company Secretary.