Form 10KSB40
period 2000-12-31
EMPIRE GOLD INC
filed 2001-04-02
CIK 70202

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ _ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_______________.

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ _ ] No [ X ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenue for its most recent fiscal year: $423

     As of Dec 31, 2000 (using the average of the bid and asked prices on such day) the aggregate market value of the voting stock held by non-affiliates was $743,000.

     State whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ _ ] No [ X ]

As of Dec 31, 2000, 75,305,664 shares of Common Stock, no par value, of the Issuer were outstanding.

     Documents Incorporated by Reference into this Report

                                      None

Transitional Small Business Disclosure Format (check one) Yes [ _ ] No [ X ]

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

     In this Annual Report on Form 10-KSB, all references to "dollars" and "$"are to United States dollars, except as otherwise noted. Reference to "C$" is to Canadian dollars and "ATS" is to Austrian Schillings. Conversion of Austrian Schillings to United States dollars herein assumes a conversion rate of 1 ATS=$0.0775 and 1 C$=$0.673, the rate published in the Wall Street Journal on May 31, 2000.

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

     The Change In Control and Acquisition of Argosy
     -----------------------------------------------

     Starting in September, 1996, a series of transactions were initiated by the Company, Argosy Mining and Mercury Immobilien Und Verwaltungs A.G., a company incorporated under the laws of Switzerland ("Mercury"), that resulted in the sale of the Company's remaining inventory of development resort lots, adoption of a new strategic business direction, through the sale of its wholly owned subsidiaries, the purchase of all the shares of Argosy and the change in control of the Company. These transactions are summarized below.

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

     Exploration Properties
     ----------------------

     The Company, by and through Argosy, originally held 100% of the ownership interests in nine gold prospecting properties in Austria, as listed below:

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

Goldeck West - Siflitz and    South Carinthia       27.6 sq. kms.
Goldeck East - Siflitz        South Carinthia       31.6 sq. kms.

Kreuzeck West
Rabant-Gurskerkammer -
Fundkofel and                 South West Carinthia  23.9 sq. kms.
Kreuzeck East - Lengholz      South Carinthia       20.5 sq. kms.

Kliening and                  East Carinthia        27.4 sq. kms.
Kliening West - Buchbauer     East Carinthia        27.4 sq. kms.

Strassegg-Gasen               North Styria          12.3 sq. kms.

     The properties/concessions for Goldeck East - Siflitz, South Carinthia (31.6 sq. kms), Kliening, East Carinthia (27.4 sq. kms), and Kliening West - Buchbauer, East Carinthia (27.4 sq. kms) have been dropped after geological evaluation with the end of the Year 2000, when ownership was up for renewal.

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

     In order to further examine the potential of these sites, the Company had commenced a diamond core drilling program to be conducted over an area of 500 by 1500 meters on the Schellgaden North property, which includes old workings. The first (Stb-1) of eight diamond core holes was drilled in 1997 to a depth of about 300 meters. The remaining seven core holes were expected to be drilled to a depth of approximately 300 meters in the Schellgaden North property in the summer and fall of 1998, 1999 and 2000. The cost of this project is estimated at approximately $600,000, which the Company will seek to fund through equity or debt financing. There can be no assurance that the Company will be successful in such funding efforts. After the completion of the first (Stb-1) of the eight planned initial diamond core exploration drill holes and the geochemical (gold and other trace elements) and geological analysis of 372 core samples no further work was conducted at the property during 1998 due to the unavailability of exploration funding. Based on the results of the core samples of Stb-1 the Company has decided to drill up to seven additional diamond core holes to confirm or support its findings, and to develop a program to develop and prove the reserve in the area, or abandon the site.

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

     Although the Schellgaden North property is the first priority for further exploration, an evaluation of the future exploration potential of the remaining properties is ongoing under the direction of Dr. Hans R. Klob, Vice President, Exploration, of the Company. The Company may engage in prospecting and development of core drilling programs with respect to the other properties.

     In addition to the present sites held by the Company, it is evaluating other potential acquisitions as well, including sites in Ghana, Africa and British Columbia, Canada. There can be no assurance that the sites under evaluation will be acquired by the Company. While the evaluation continues management has been focusing its efforts in Austria and British Columbia Canada. The Company has identified a number of sites in the Tulameen area of British Columbia Canada. See "ITEM 12" CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     The Tulameen project area is located about 175 km. east of Vancouver, British Columbia, Canada that is easily accessible by road, west of the mining town of Princeton. The Tulameen project area is an important part of the Similkameen Mining District, known for over a century for precious and base metals mining, and for extensive platinum and vanadium bearing iron deposits. It has produced about 40,000 oz. of platinum (nuggets of Pt and Pt-Fe-alloys) and at least four times that amount in Gold over the past 100 years from placer deposits in streams draining the area of what is known as the Tulameen Ultramafic Complex.

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

     In addition to the potential for platinum group elements and gold, which will be the Company's main goal for exploration and development, the larger project area also hosts one of North America's larger magnetite iron-vanadium deposits, explored by drilling from the 1960's to the early 1990's. Apart from the area's iron and vanadium potential, magnetite is also used extensively in the coal washing process. Furthermore, huge deposits of industrial grade olivine have been identified within the dunitic core of the Tulameen Ultramafic Intrusion. Olivine as an industrial mineral has a growing importance as an environmentally accepted mineral product in the industry for abrasives and related materials.

     Along the northern (Tulameen River) and southern (Whipsaw Creek) trace of the main circular structure, as well as internally a number of small mineralized pipes of ultramafic (Britton Creek PGE-Diamond-bearing Breccia Pipe) to porphyritic character (with gold, silver, molybdenum, base metals) have been observed.

     The development of the Company's new business plan is intended to be financed by future debt or equity financing. There can be no assurance that the business plan of the Company will be successful and results in significant revenue or profit to the Company. The gold mining properties acquired by the Company are non-producing prospects where management of the Company believes that precious metal, in particular gold, may be present in commercially viable quantities. The development of the business plan of the Company is dependent, in part, on the ability of the Company to raise additional financing to fund the proposed development activities and to pay operating expenses. There can be no assurance that the Company will be able to procure such additional financing on terms acceptable to it or at all. Any equity financing by the Company will most likely result in dilution of the interests of present shareholders. The search for precious metal deposits that can be profitably produced is extremely high risk and development of any deposits identified require large capital outlays and operational expertise.

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

     Exploration is generally divided into two phases: the initial search, followed by investigation. The permits required vary slightly depending upon the classification of minerals:

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

     The rights for exploration of these minerals can be granted to persons who meet certain criteria, through a civil right contract by the Federal Minister of Economic Affairs, in consent with the Federal Minister of Finance, on behalf of the state. The right to explore for salt has been ceded by law to an Austrian public company in the salt business.

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

     A prospecting permit to search, followed by an exploration permit to investigate, is needed for the above mentioned minerals. The Regional Mining Authority issues both permits.

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

     Mineral production and the storage of any hydrocarbons in geological structures has to be done in accordance with a written plan, which needs to be approved by the Regional Mining Authority in respect of the operations envisaged and the measures planned. This is not applicable to small enterprises. Small enterprises are mining enterprises or independent operational units of a mining enterprise employing less than 40 persons on regular basis. In case of land owners' minerals production may be commenced or recommenced after an interruption of more than five years on the base of exploration and production plans approved by the Regional Mining Authority.

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

     General Considerations
     ----------------------

     The value of the Company's properties and exploration results may be affected by the prices of precious metals, especially gold, and by the cost of extracting the precious metals. During 2000, gold prices fluctuated from a low of $ 273.40 to a high of $ 313.15 per ounce with an average well below $300 per ounce. During the last ten years, gold prices have averaged less than $ 400 per ounce. Modern heap leach technologies have allowed lower grades of ore bodies to be mined. For several years, a more positive trend created resurgence in the United States and internationally in the traditional gold producing areas, of exploration activity for gold in the minerals industry. With the beginning trend of a decline of the average gold price during 1998 the ability of the market to raise funds for exploration and development in general and specifically for the Company has declined.

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

     As of December 31, 2000, the Company did not have any employees. Its directors and officers, with the exception of the Chairman Florian Riedl-Riedenstein, are not engaged full time in the prosecution of the Company's business. The Company has retained the services of several consultants on a part time basis. One of these consultants, a geologist, Dr. Hans Klob has been engaged, to assist it in its operations, on a part time basis and has been appointed Vice President, Exploration of the Company. Dr. Klob served in a similar capacity for Argosy Mining. Another consultant, Eunice Ludlow has been engaged to act in the capacity of Chief Financial Officer after the resignation of C.W. Leigh Cassidy. No full time employees are expected to be hired throughout this fiscal year unless the activities of the Company expand and its new business plan develops. However, the Company intends to hire consultants to assist it in its operations.

     Item 2.  DESCRIPTION OF PROPERTY

     Summary
     -------

     The Company, by and through its wholly owned subsidiary Argosy, has owned 100% of the ownership interests in nine mining properties located in Austria, by December 31, 2000(reduced to six because of the reduced merit in the present market situation). All nine properties have been centers of gold mining activity dating back at least 1,000 years with intermittently flourishing gold production continuing into the late 19th century. Repeated attempts to explore and revive the areas' gold potential during the first half of the 20th century was curtailed by political upheaval and the two World Wars. Access to all properties of the Company in Austria is favorable as the areas have a well developed infrastructure and none of the properties lie in remote mountain areas.

     The following is a description of the Company's mineral properties.

     Schellgaden North and Schellgaden South
     ---------------------------------------

     The Schellgaden North property is an unimproved exploration property without known reserves that extends from South Salzburg into North Carinthia Province, Austria. The property consists of 39.4 square kilometers. The property consists of 82 leases, 36 leases in Salzburg and 46 leases in Carinthia. The current lease term is for a two year period, January 1, 1998 to December 31, 2000. Before the yearend application for renewal for further four years was submitted and will be granted for a four year period extending from January 1, 2001 to December 31, 2004. It is in this property that the initial exploration and evaluation activities of the Company are scheduled to take place. The Company had spent approximately $20,000.00 on maintenance of exploration rights and evaluation of the property during the year ended December 31, 1998.

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

     No additional drilling of the planned seven diamond core drill-holes took place in 1998, but the Company intends during the summer and fall of 2001 to continue its core-drilling program of an initial total of eight diamond drill core holes over an area of 500 by 1500 meters on the property overlying the main old workings. Work is planned to continue on the remaining seven of eight diamond core holes, that are expected to be drilled to a depth of approximately 300 meters. The projected cost of this project is approximately $600,000. After the core is drilled samples will be analyzed, for geologic attributes and the presence of gold, by Bondar-Clegg, Canada, or another acceptable assay laboratory. Based on the result of the core samples, the Company will decide whether to abandon the site, drill additional core samples to confirm or support its findings or develop a program to develop and prove the reserve in the area. The program of the Company is intended to confirm the results of the prior study conducted by Argosy Mining and to determine the potential gold reserve in the area.

     The Company has procured all necessary permits for the planned Schellgaden North diamond- drilling program scheduled originally to continue during the summer and fall of 1998. No planned drilling work could be done during 1998, 1999 and 2000 because of the Companies inability to finance the programme owing to the decline in the price of gold. At year's end 1998, the Company had submitted a report to the Austrian Mine Department Office. This is for the purpose of continuation and/or renewal of its respective claims. Management has been assured that its work programme to this date is sufficient for all nine Austrian properties held by the Company to be renewed at year-end for an additional two-year period, but there can be no assurance of this result.

     Goldeck West - Siflitz and Goldeck East - Siflitz
     -------------------------------------------------

     The Goldeck West-Siflitz Property are unimproved exploration properties without known reserves which are located in South Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property area is of 27.6 square kilometers and consists of 57 leases. The current lease term is for a four year period, January 1, 2000 to December 31, 2003. This property was acquired by Argosy directly from the Austrian Government in 1995. The property is located within the Kreuzeck-Goldeck Gold district in the southern part of the Austrian Province of Carinthia. This district has been the site of numerous mines for gold and antimony from the early middle - ages on and the last of the mines closed down in the early 1950's. The Goldeck East-Siflitz Property is located in South Carinthia, Austria. The property consists of 31.6 square kilometers or 64 different leases. The current lease term will not be renewed with the year ending December 31, 2000 due to a present low potential in an unfavorable market. The property is also part of the Kreuzeck-Goldeck Gold district and lies to the east of the Goldeck West-Siflitz property. Argosy obtained the exploration rights to this area directly from the Austrian Government in 1995 when studies and drilling at Goldeck Siflitz area indicated a continuation of gold bearing structures further to the east.

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

     Kreuzeck West - Rabant
     ----------------------

     The Kreuzeck West - Rabant Property are unimproved exploration properties without known reserves that are located in Western Carinthia Province and extends into East-Tyrol Province, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property consists of 23.9 square kilometers and is made up of 44 leases in Carinthia and 5 leases in East Tyrol. The current lease term is for a four- year period, January 1, 2000 to December 31, 2003. This property is the western most property in the Kreuzeck-Goldeck Gold district and has been an area of active mining from the Middle Ages to the 1950's when the Rabant and Gurskerkammer Mines were closed down by the Bleiberger Bergwerks Union ("BBU"). BBU mined the area for lead, zinc and antimony. The BBU still owns the mining rights around the Gurskerkammer Mine, but Argosy was granted exploration rights covering the whole area, and the mining rights are being reviewed by the Carinthian Department of Mines. The Company expects that the rights granted to the BBU will be annulled although there can be no assurance of this. Until, and if, the rights are lifted, the Company cannot conduct exploration operations in the area.

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

     The Gurskerkammer Mine is easily accessible and the drill target would be arsenopyrite-gold impregnated light green meta-tuffite in the hanging wall of stibnite ore, dipping 45/o/ NNE with grades ranging over 10 g Au/t. Stibnite was mined from lenticular stibnite-quartz ore bodies along a major shear zone with graphitic and argillaceous material.

     The Rabant Mine is no longer accessible, as most entrances have collapsed. The lenticular stibnite ore bodies were reported to contain fine intergrowth of pyrite and arsenopyrite with gold contents ranging from 1 to 35 g Au/t.

     The Fundkofel Mine offers very limited access. Gold was mined in this location in the late Middle- Ages. In the 1920s, a major mine development effort took place with tunneling along three different levels, entrances to which have collapsed. The mine is characterized by a series of chlorite-amphibolite schist, meta-tuffites and mica schists trending West-East and dipping 34-40/o/ north. They are intersected by steeper, dipping to vertica, gold-bearing veins. These veins normally pinch out within the mica schist, but open up in the metavolcanics.

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

     Kreuzeck East - Lengholz
     ------------------------

     The Kreuzeck East - Lengholz property are unimproved exploration properties without known reserves which are located in South-Western Carinthia, Austria. The expenditures to date on the properties have been limited and comprised of evaluation costs and lease maintenance costs. The property consists of 20.5 sq. kms. and is made up of 42 leases. The current lease term is for a four year period, January 1, 2000 to December 31, 2003. The Kreuzeck East property covers the southern slope of the Eastern Kreuzeck Mountains between Steinfeld in the west and Lessnig in the east. The property includes two famous old mining districts, the rich gold mines north of Lengholz and the stibnite deposits of Lessnig-Radlberg. The mines in this area have been shut down and inaccessible for many years. At both old mine centers, mica schists with minor greenschists are host rock to the mineralization, with a general East-West strike and 35-60/o/ dip to the north. The Lengholz mine was opened in 1544 when gold was discovered and closed down in the 17/th/ century.

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

     Kliening and Kliening West - Buchbauer
     --------------------------------------

     The Kliening and Kliening West properties were unimproved exploration properties without known reserves that are located in Eastern Carinthia, Austria. Both properties have been dropped from the Company's portfolio at the time of their possible renewal, in the beginning of 2000.

     The Company's exploration activities are currently focused on the Schellgaden North. The Company previously had planned to develop exploration programs for Kliening and Kliening West - Buchbauer based on the availability of capital and developments on the Schellgaden North property. To reduce its carrying costs at the present weak Gold Market the Company has chosen to drop the 54 claims at Kliening and the 54 claims at Kliening West - Buchbauer at the beginning of 2000.

     Strassegg-Gasen
     ---------------

     The Strassegg-Gasen Property is an unimproved exploration property without known reserves that is located in Northern Styria, Austria. The expenditures to date on the property have been limited, comprised of evaluation costs and lease maintenance costs. The property consists of 12.3 square kilometers and is made up of 25 leases. The current lease term is for a four year period from January 1, 2000 to December 31, 2003. The Strassegg-Gasen Property is located about 15 kilometers east of the district center Bruck/Mur, province of Styria. Extensive, but shallow, underground mining of gold and arsenopyrite dates back to the Middle- Ages. A great number of collapsed mine entrances, pits and mine dumps have been mapped by an exploration project conducted in the 1980s.

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

     Under Austrian federal law, the annual fee requirement for all exploration claims and concessions is ATS 120.00 (approximately $9.55) for each claim, or originally ATS 60,240.00 (approximately $4,795.10) for all 502 claims on the nine mining properties that will be reduced to six with the year ending December 31, 2000 with a reduced cost of about ATS 40,000. The bill is received by the concession holder for the properties annually from the Highest Mining Authority seated at the Federal Ministry of Economic Affairs in Vienna, Austria. An additional annual fee may be charged by the provincial Mine Department Offices, which administers and grants exploration and mining permits and approves exploration work programs. The provincial Mine Department Offices can charge an annual renewal administrative fee of ATS 20.00 (approximately $1.59) per claim to cover administrative costs of concession maintenance, registry and renewal. This fee amounts to ATS 720.00 (approximately $57.31) in Salzburg, ATS 100.00 (approximately $7.96) in Innsbruck (East Tyrol), and ATS 6,350.00 (approximately $505.46) in Klagenfurt (Carinthia). The Departments of Graz and Leoben have not charged any fees in the past two years. There are no fee requirements to local administrations or to local land-owners on or under whose properties the explorations work is conducted. The only payments to land owners that may take place are negotiated payments of compensation for actual/possible losses from the exploration and mining activities and the granting of access to and over the property. These fees tend to be between ATS 3,000.00 (approximately $238.80) to ATS 10,000.00 (approximately $796.00).

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

     The exploration and mining rights held by the Company can be forfeited or canceled by the Mining Authorities in the case of repeated breach of the provisions and regulations of the mining law or repeated neglect of the requirements stated by the Mining Authorities by the lease holder or their authorized representative. The exploration and mining rights may also be canceled by non-payment of the yearly claim fees. Under Austrian law, land rights and mineral rights are equal and coexist for each others benefit. A land-owner may object to a work plan but cannot stop the plan as long as the program is economically, legally and environmentally sound.

The law encourages negotiation and cooperation between land- owners and holders of mineral rights.

     Item 3. LEGAL PROCEEDINGS


     The Company was party to one legal action related to the prior business of the Company. On September 16, 1997, a lawsuit was filed in the State of New York, Supreme Court, County of Livingston, case number 799-1997. The third party plaintiff alleged that it purchased certain building systems, including building design and building parts from the Company and that among other things, the subject building was constructed in a defective and negligent manner and that said defects and negligent construction caused a fire to spread unreasonably fast and within concealed joint spaces of the subject building so that the fire could not be confined or extinguished without substantial destruction to the buildings. The lawsuit sought unspecified damages. Legal defense of the Company was provided by the insurance carrier for the Company. This matter has now been settled.

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

     No matters were submitted during the fourth quarter of 2000 to a vote of security holders.

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

          Quarter Ending            High Bid     Low Bid
          ----------------------------------------------

          March 31, 2000              0.01        0.01
          June 30, 2000               0.01        0.01
          September 30, 2000          0.01        0.01
          December 31, 2000           0.01        0.01

     As of Dec 31, 2000, the Company had approximately 6,000 shareholders of record.

     The Company has not paid any cash dividends on its common stock since 1973 and does not intend to pay any cash dividends in the foreseeable future.

     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

Until 1999, the Company continued to hold nine gold exploration properties in Austria, where prior drilling of the Schellgaden North concession, confirmed gold mineralization in a multi-layered structure. With December 31, 2000 the Company had decided to drop three of the original nine gold exploration properties, Kliening and Kliening West-Buchbauer, and Goldeck-Siflitz-East, due to their low potential at present situation of the market.

The acquired acreage of the Tulameen project, in British Columbia, Canada, an important part of the Similkameen Mining district, known for precious and base metals, as well as PGEs - and vanadium bearing iron (magnetite) deposits, had to be reorganized due to general lack of funding.

The Company, has used the year to further evaluate existing data on the project, but had to refrain from carrying out any rock and soil sampling in order to validate drill targets for testing the PGE potential at depth.

The prevailing conditions for the mining industry generally, in 1998, 1999 and 2000 in particular the gold mining industry, were such that the Company was not able to raise sufficient funds to carry out the ambitious plans it had for past years. The Company, has, however, maintained in good standing, the majority of the exploration properties in both Austria and Canada.

Furthermore, Dr. Hans Klob, the Company's exploration and development manager, spent most of his time in further evaluating the potential for both projects. It was unanimously decided by Management to hold on to these projects in order to further explore the exciting potential for both, gold and platinum, as soon as the present state of the PM-mining markets allows for new equity funding.

During the latter part of the year 1998, as certain irregularities in regard to Mr. William B. Warke's fiduciary duties became apparent, the Company had elected, in an extraordinary board meeting, to call for his resignation from the board of directors, effective December 31,1998. The Company has continued to pursue bringing certain charges to bear against Mr. W.B. Warke and/or to arrive at a settlement satisfactory to the Company.

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

Sincerely

FRR

Pres. & CEO.

Peet Nienaber Inc.                      1 - 1500 Marine Drive
CHARTERED ACCOUNTANTS                   North Vancouver, BC. V7P 1T7
                                        Telephone (604) 990-1129
                                        Fax (604) 980-4622
--------------------------------------------------------------------------------

                               AUDITOR'S REPORT


To the Shareholders of
Empire Gold Inc.

I have audited the consolidated balance sheet of Empire Gold Inc. as at December 31, 2000 and the consolidated statements of operations and deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements at December 31, 2000, the company has an accumulated deficit of $48,110,895 and a working capital deficit of $241,164. Additional capital will be required to proceed with the Company's development of the mining properties. These matters raise substantial doubts about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

In my opinion, except for the uncertainty described in the preceding paragraph, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles.



North Vancouver, British Columbia               /s/ Peet Nienaber
March 26, 2001                                  Chartered Accountant

                               EMPIRE GOLD INC.
                          CONSOLIDATED BALANCE SHEET
                              As at December 31,

                                           Note        2000           1999
                                           ----        ----           ----
                                                        $              $
                        ASSETS

Current assets
 Cash                                                 26,743          2,457
 Accounts receivable                                  98,543         85,029
                                                  ----------     ----------
                                                     125,286         87,486

Mineral property and deferred development
 costs                                               489,536        489,536
                                                  ----------     ----------
                                                     614,822        577,022
                                                  ==========     ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                                     91,090         87,778
 Shareholder advances                       4        275,360        165,684
                                                  ----------     ----------

                                                     366,450        253,462
                                                  ----------     ----------
Shareholders' equity

 Common stock                               3     48,405,267     48,405,267
 Common stock transferred by affiliate               (46,000)       (46,000)
 Accumulated deficit                             (48,110,895)   (48,035,707)

Total shareholders' equity                           248,372        323,560
                                                  ----------     ----------

                                                     614,822        577,022
                                                  ===========    ==========


/s/ Florian Riedl-Riedenstein                       /s/ Hans R. Klob
-----------------------------                       -----------------
         Director                                        Director


  The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the years ended December 31,


                                            Note          2000      1999
                                            ----          ----      ----
                                                            $        $

Revenues
 Interest income                                            423         413
                                                     ----------  ----------

Expenses
 General and administrative                              33,120      20,288
 Legal fees                                                   -       6,800
 Audit fees                                  1           22,823     (26,327)
 Management fees                             1            2,252     (94,081)
 Exploration expenses                                    17,416      15,350
                                                     ----------  ----------
                                                         75,611     (77,970)
                                                     ----------  ----------

Net Income / (Loss)                                     (75,188)     78,383
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

                               EMPIRE GOLD INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                        For the years ended December 31


                                                 Note       2000        1999
                                                 ----       ----        ----
                                                              $          $

Cash provided by (used in) operating activities
 Net Income/(Loss) for the period                          (75,188)    78,383
Change in non-cash working capital
    Accounts receivable                                    (13,514)    (6,574)
    Accounts payable                                         3,312    (64,834)
    Accrued liabilities                                          -   (114,663)
    Shareholder advances                           4       109,676    102,081
                                                          --------    -------

Net cash used by operating activities                       24,286     (5,607)
                                                          --------    -------

Increase (Decrease) in cash                                 24,286     (5,607)

Cash, beginning of year                                      2,457      8,064
                                                          --------   --------

Cash end of year                                            26,743      2,457
                                                          ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               EMPIRE GOLD INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                       Common
                               Common Stock             Common          Stock
                                                        Stock        Transferred    Accumulated
                           Number        Amount     Subscriptions   by Affiliate      Deficit       Total
                         -----------  ------------  --------------  -------------  -------------  ----------
                                           $                              $              $            $

January 1, 1996          69,034,997    47,183,763               0              0    (47,480,426)   (296,663)
Common stock issued               0             0         514,000              0              0     514,000
Exercise stock option       971,000        29,130               0              0              0      29,130
Transfer                          0        46,000               0        (46,000)             0           0
Net income 1996                   0             0               0              0        143,802     143,802
                         ----------   -----------        --------       --------   ------------   ---------
December 31, 1996        70,005,997    47,258,890         514,000        (46,000)   (47,336,621)    390,269
Common stock issued       4,125,000       959,985        (514,000)             0              0     455,985
Cancelled stock              (2,000)         (100)              0              0              0        (100)
Net loss 1997                     0             0               0              0       (568,682)   (568,682)
                         ----------   -----------        --------       --------   ------------   ---------
December 31, 1997        74,128,997    48,228,777               0        (46,000)   (47,905,305)    277,472
Sale of common stock      1,176,667       176,490               0              0              0     176,490
Net loss 1998                     0             0               0              0       (208,785)   (208,785)
                         ----------   -----------        --------       --------   ------------   ---------
December 31, 1998        75,305,664    48,405,267               0        (46,000)   (48,114,090)    245,177
Net income 1999                   0             0               0              0         78,383      78,383
                         ----------   -----------        --------       --------   ------------   ---------
December 31, 1999        75,305,664    48,405,267               0        (46,000)   (48,035,707)    323,560
Net loss 2000                     0             0               0              0        (75,188)    (75,188)
                         ----------   -----------        --------       --------   ------------   ---------
December 31, 2000        75,305,664    48,405,267               0        (46,000)   (48,110,895)    248,372
                         ==========   ===========        ========       ========   ============   =========

                               EMPIRE GOLD INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 2000


--------------------------------------------------------------------------------

1.   Basis of Presentation

          These financial statements have been prepared on the going concern basis, which assumes realization of assets and the payment of liabilities in the normal course of business. There is substantial doubt about the Company's ability to realize the carrying value of its mining properties and its ability to pay liabilities as they become due. At December 31, 2000, the Company has an accumulated deficit of $48,110,895 (1999: $48,035,707) and a working capital deficiency of $241,164 (1999: $165,976). The Company incurred a loss from continuing operations of $75,188 (1999: Income $78,383). The income for 1999 is the result of agreements with the company's creditors to waive amounts owing to them. The amounts were credited against the expenditure categories that were previously charged with these amounts. Notwithstanding the above additional funds will be required to proceed with the Company's exploration program. The Company is considering various capital raising options, including but not limited to equity financing. There can be no assurance that the Company will be successful in its efforts to raise capital sufficient to enable it to pursue its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.   Related party transactions

        Shareholders who are also directors of the Company advanced $275,360 (1999: $165,684) to the Company that remains outstanding at year-end. These advances do not bear interest and have no fixed terms of repayment.

5.   Income Taxes

        At December 31, 2000 the Company has net operating loss carry forwards for income tax purposes of approximately $783,076 (1999: $707,888) that begin to expire in 2004.

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

     Dr. Klob has been General Manager of Argosy Mining's Austrian subsidiary since 1995, it was purchased by the Company in December 1996. Dr. Klob, through HRK International, is currently a consultant to the Company. Based on his advice, the Schellgaden North property will be the main target of the Company's diamond core drill program to further define the indicated resource.

     Item 10.  EXECUTIVE COMPENSATION.

     For the years 1995, 1996, 1997, 1998,1999 and 2000, no compensation was awarded to, earned by, or paid to the Chief Executive Officer of the Company and no executive officer of the Company received a total annual salary and bonus in excess of $100,000.

     Directors receive no cash compensation for their services. The Company reimburses Directors for out-of-pocket expenses incurred to attend Directors meetings.

     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

     Security ownership of all beneficial owners of more than 5% of the outstanding common stock of the Company as of May 31, 1998 and management.


Name and Address of          Amount and Nature of      Percent of
Beneficial Owner             Beneficial Ownership (1)  Class
---------------------------  ------------------------  -----

Florian Riedl-Riedenstein           14,060,500           18.97%
A-3034 Maria-Anzbach
Tannhof - 1  Austria

Robert Needham                   6,750,000                 9.11%
House No. 2
F57/8 Abafum Cresent
Labone North, Accra, Ghana

Hans R. Klob                     1,000,000                 1.35%
Freyung 6/7
A-1010, Vienna, Austria

Directors and
Executive Officers as a Group   25,420,500                  45%
(six persons)

(1) Calculated pursuant to Rule 13d-3(d) of the securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are note deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

     It was the Company's intent to acquire all such properties directly through its Canadian subsidiary, Lodestone Mountain Mining Inc. ("Lodestone"). At the start of staking and acquisition by Mr. Warke in July 1997 "Lodestone" was not yet formed, and so could not hold a Free Miners Certificate. Such a Certificate is needed by law to acquire and hold claims for mining properties under Mineral Tenure Act RSBC, c292. For these reasons, the Company entered in the verbal agreement with Mr. Warke.

     The Company completed the formation of Lodestone in March 1998 and obtained for it the Free Miners Certificate. Mr. Warke, is the subject of a Supreme Court action with regard to some of the mineral claims acquired and staked for the Company, including properties held in Mr. Warke's personal possession.

     As of December 31, 1997, the Company had advanced $262,207 to Mr. Warke for the purpose of staking and purchasing additional mining claims other than the ones held by him personally, and for expenditures incurred by Mr. Warke in connection therewith for the benefit of the Company. The Company had advanced an additional $27,503 to Mr. Warke to May 31, 1998 for the same purposes.

     The Company anticipated that the total acquisition cost for the block of mineral claims in the Tulameen project area at the time of transfer to Lodestone by Mr. Warke will be approximately $500,000 in cash, which included the $289,710 previously advanced to Mr. Warke, and the issuance of approximately 20,000,000 shares of the Company's Common Stock. The anticipated purchase price was based upon individual purchase agreements with the former owners of mineral claims, and discussions between the Company and Mr. Warke. The Company has extensively evaluated the mineral potential of the land outlined for acquisition in the Tulameen project area, a hundred-year old well known mining district for gold, platinum and copper, and does not expect to obtain an independent valuation of the property acquired from Mr. Warke.

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

     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

        The following is a list of exhibits filed as part of this Form 10-KSB. Where so indicated by footnote, exhibits previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibits in the previously filed is indicated in parenthesis.

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

(4)  Reports on Form 8-K

     There were no reports filed on Form 8-K in the year ending December 31/st/ 2000.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EMPIRE GOLD INC.

By:  /s/ Florian Riedl-Riedenstein                   Date: April 2, 2001
     -----------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Florian Riedl- Riedenstein                   Date: April 2, 2001
     ------------------------------
     Florian Riedl-Riedenstein, Chairman, President,
     Chief Executive Officer (Principal
     Executive Officer), and Director


By:  /s/ Robert Needham                               Date: April 2, 2001
     ---------------------
     Robert Needham, Director


By:  /s/ Hans R. Klob                                 Date: April 2, 2001
     ----------------
     Hans R, Klob, III, Vice President, Exploration


By:  /s/ Eunice Ludlow                                Date: April 2, 2001
     -----------------
     Eunice Ludlow, Chief Financial Officer and
     Company Secretary.